Form 10-K
period 2006-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2006-10-30
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended
July 31, 2006

Commission file number: 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3233358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Yahalom Tower
3a Jabotinsky St., Ramat Gan 52520
Israel
(Address of Principal Executive Offices and Zip Code)

972-9-9602049
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Series A Units, each consisting of two shares of common stock, par value $.0001 per share, ten Class Z warrants

Series B Units, each consisting of two share of Class B Common stock, par value $.0001 per share, two Class W warrants

Common Stock, par value $.0001 per share

Class B Common Stock, par value $.0001 per share

Class W Warrants

Class Z Warrants

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.

Yes ☐ No ☒

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $__N/A____.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2006

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

Forward Looking Statements

        The statements discussed in this report include forward looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.

        We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this annual report or detailed from time to time in our filings with the Securities and Exchange Commission could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination, and the other risks detailed from time to time in our filings with the Securities and Exchange Commission.

PART I

Item 1.	Business

Introduction

        We are a Delaware blank check company incorporated on August 1, 2005, to serve as a vehicle for the acquisition of an operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel. Our efforts in identifying a prospective target business will not be limited to a particular industry.

        Our offices are located at Yahalom Tower, 3a Jabotinsky, Ramat Gan 52520, Israel and our telephone number is 972-9-9602049. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Effecting a business combination

        General

        A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

        We have not identified a target business or target industry

        To date, we have not selected any target business or target industry on which to concentrate our search for a business combination. Subject to the limitations that a target business have an existing revenue stream from, or operations or research and development facilities located in, Israel, or be a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel, and a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

        Sources of target businesses

        We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Our initial securityholders, including our officers and directors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event, however, will any of our initial securityholders, including our officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination.

        Selection of a target business and structuring of a business combination

        Subject to the requirement that our initial business combination must be with a target business which has operations or facilities located in Israel or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel and has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

—	financial condition and results of operation;

—	growth potential;

—	experience and skill of management and availability of additional personnel;

—	capital requirements;

—	competitive position;

—	barriers to entry;

—	stage of development of the products, processes or services;

—	degree of current or potential market acceptance of the products, processes or services;

—	proprietary features and degree of intellectual property or other protection of the products, processes or services;

—	regulatory environment of the industry; and

—	costs associated with effecting the business combination.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business. However, we would weigh the risks of potential liability and amount of exposure to the trust fund against the attractiveness of the particular business opportunity in making any such decision.

        We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service, appropriate state tax authorities or Israeli tax authorities will agree with our tax treatment of the business combination.

        The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

        Fair market value of target business

        The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination, although we have not engaged or retained, had any discussions with, or entered into any agreements with, any third party regarding any such potential financing transactions. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

        Lack of business diversification

        While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of such single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

—	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

—	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

        Additionally, in the event our business combination involves the simultaneous acquisition of several related businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

        Limited ability to evaluate the target business’ management

        Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. Although Messrs. Matty Karp, Carmel Vernia and Dror Gad may remain with us in senior management or advisory positions following a business combination, it is possible that some of them will not devote their full efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to our company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is more appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with our company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

        Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers will have the skills, knowledge or experience necessary to enhance the incumbent management.

        Opportunity for Class B stockholder approval of business combination

        Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be mailed to the holders of our common stock although their vote will not be solicited.

        In connection with the vote required for any business combination, all of our officers and directors who own Class B shares may vote their Class B shares in any manner they determine, in their sole discretion. We will not proceed with a business combination if the holders of a majority of the Class B common shares cast at the meeting to approve the business combination fail to vote in favor of such business combination or if stockholders owning 20% or more of the outstanding shares of Class B common stock both exercise their conversion rights and vote against the business combination.

        Conversion rights

        At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B common stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund inclusive of any interest (calculated as of two business days prior to the proposed consummation of the business combination), divided by the number of Class B shares sold in our initial public offering. Including interest earned on the trust fund, the per-share conversion price was $5.09 per share as of October 19, 2006. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. The funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his, her or its stock into his, her or its share of the trust fund still has the right to exercise the Class W warrants that he, she or it received as part of the Series B units. We will not complete any business combination if Class B stockholders, owning 20% or more of the Class B shares outstanding, both vote against the business combination and exercise their conversion rights.

        Distribution of trust fund to Class B stockholders if no business combination

        Pursuant to the terms of the trust agreement by and between us and American Stock Transfer & Trust Company and applicable provisions of the Delaware General Corporation Law, we will promptly dissolve, distribute all proceeds held in the trust fund to our Class B common stockholders and liquidate our remaining assets if we do not effect a business combination within 18 months following the consummation of our initial public offering on July 18, 2006 (or within 24 months from the consummation of our initial public offering if a letter of intent or definitive agreement has been executed within 18 months following consummation of the initial public offering and the business combination contemplated by such letter of intent or definitive agreement has not yet been consummated within such 18 month period). The proceeds held in our trust fund may not be distributed except upon receipt of stockholder approval and, unless and until such approval is obtained from our stockholders, the proceeds held in our trust fund will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order for the Class B common stockholders to receive the proceeds held in the trust fund and such proceeds will not be available for any other corporate purpose. These procedures, or a vote to reject any plan of dissolution by our stockholders, may result in substantial delays or prohibit distribution of the trust fund to our Class B common stockholders and our liquidation to our common stockholders of any remaining net assets.

        If we do not complete a business combination within the prescribed periods, our charter provides that we seek stockholder approval to dissolve and, upon obtaining such approval, distribute to all of our Class B stockholders, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding shares of Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. Our charter further provides that certain provisions that apply prior to a business combination, including those provisions relating to seeking stockholder approval to dissolve and then distribute the trust fund if no business combination occurs within the prescribed time periods, cannot be amended. Our counsel has advised us that these restrictions on charter amendments may not be enforceable under Delaware law. Nevertheless, we view these business combination procedures in our charter and this prospectus as obligations to investors and we will not propose any amendments to these procedures to our stockholders.

        The distribution per Class B share, including interest earned on the trust fund, was $5.09 per share as of October 19, 2006. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. If we are unable to complete a business combination and are forced to dissolve and distribute the proceeds held in trust to our Class B stockholders, each of our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. Moreover, because our offices are located in Israel, it is likely that the vendors and other entities with which we do business will be located in Israel and prospective target businesses will likely have operations or facilities in Israel. We therefore expect that most claims that could be brought against us would be brought under Israeli law and/or in Israeli courts and will be outside the indemnification obligations of our executive officers. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.09 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.09 per share.

        If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months following completion of the initial public offering on July 18, 2006, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the completion of this offering, we will, upon obtaining stockholder approval for our plan of dissolution, notify the trustee of the trust fund to commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. Our instruction to the trustee would be given promptly after obtaining stockholder approval for our plan of dissolution.

        A Class B stockholder shall be entitled to receive funds from the trust fund only in the event (i) we do not complete a business combination within the applicable time periods and we obtain stockholder approval for our plan of dissolution or (ii) if the Class B stockholder elected to convert his, her or its shares into cash upon our completion of a business combination that the Class B stockholder voted against and such business combination is actually completed by us. In no other circumstances shall a Class B stockholder have any right or interest of any kind to or in the trust fund. Holders of our common stock will not be entitled to receive any of the proceeds held in the trust fund.

        Plan of Dissolution and Liquidation if no business combination

        Pursuant to our certificate of incorporation, if we do not complete a business combination within 18 months following the consummation of our initial public offering on July 18, 2006 (or within 24 months following the consummation of the offering if the extension criteria have been satisfied) our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods.

        Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to distribute the proceeds of the trust fund to our Class B stockholders promptly after obtaining stockholder approval for our plan of dissolution and make liquidating distributions to our common stockholders as soon as reasonably possible thereafter and, therefore, we do not intend to comply with those procedures. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we are obligated to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Nevertheless, there are significant limitations on our obligation to obtain such waivers. Furthermore, such agreements may or may not be enforceable. As such, our common stockholders and Class B stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our common stockholders and Class B stockholders may extend beyond the third anniversary of such dissolution.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

        We currently believe that, upon expiration of the prescribed time periods, the following would occur:

—	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, on or prior to the passing of such deadline, convene and adopt a specific plan of dissolution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution as well as the board’s recommendation of such plan;

—	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

—	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and approximately 30 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

—	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

        We expect that all costs associated with the implementation and completion of our plan of dissolution (which we currently anticipate will not exceed $50,000 to $75,000) will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate either our initial stockholders will advance us the funds necessary to complete such dissolution and liquidation or we will be dissolved by court order.

         In the event we seek stockholder approval for a plan of dissolution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers and purpose following the expiration of the prescribed time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in the trust fund may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding common stock must approve our dissolution in order for us to distribute the proceeds of the trust fund to our Class B common stockholders, and to distribute our remaining net assets to our common stockholders.

        These procedures, or a vote to reject any plan of dissolution by our stockholders, may result in substantial delays or prohibit our liquidation and the distribution to our Class B common stockholders of the proceeds of the trust fund.

        In the event we obtain stockholder approval for a plan of dissolution, after the proceeds of the trust fund have been distributed to our Class B stockholders, we will distribute any remaining net assets to our holders of common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, such holders are likely to lose all or substantially all of their investment. Accordingly, the holders of our common stock will receive distributions on liquidation only in the event that the amount of proceeds not held in trust exceeds the expenses we incur.

Competition

         In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 72 blank check companies in the United States seeking to carry out a business plan which is similar to ours. The remaining 62 companies have more than $4.6 billion in trust, of which 32 are currently actively searching to acquire a target business. In particular, Fortissimo Acquisition Corp., a blank check company which consummated its public offering in October, 2006 with $26 million placed in trust, is also targeting a company with operations or facilities located in Israel or operations outside of Israel which their management believes would benefit from establishing operations or facilities in Israel.

        Of the 72 blank check companies in the United States with a business plan similar to ours, 10 have completed business combinations and 30 have announced that they have entered into a definitive agreement but have not yet consummated their acquisitions. Israel Technology Acquisition Corp, a blank check company interested in acquiring an operating business that has manufacturing operations or research and development facilities located in Israel, has announced that it has entered into a definitive agreement but has not yet consummated its business combination.

        In addition, there are approximately 52 public offerings of blank check companies currently in registration, with approximately $4.3 billion which would be placed in trust, from which we may encounter competition. In particular, we may encounter competition from Advanced Technology Acquisition Corp., a blank check company incorporated in August, 2006 for the purpose of effecting business combination with a technology-related business that has operations or facilities located in Israel or that intends to establish operations or facilities in Israel. There are likely to be more blank check companies filing registration statements for initial public offerings following the date of this report and prior to the completion of a business combination. Additionally, we will be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

—	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

—	our obligation to convert into cash shares of Class B common stock held by our Class B stockholders if such holders both vote against the business combination and also seek conversion of their shares may reduce the resources available to us for a business combination; and

—	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.

        If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Facilities

        We maintain our executive offices at Yahalom Tower (28th Floor), 3a Zabotinski St., Ramat Gan 52520, Israel. The cost for this space is included in the $7,500 per-month fee Danash Investment and Management Ltd. charges us for general and administrative services pursuant to a letter agreement between us and Danash Investment and Management Ltd., an affiliate of Mr. Dror Gad, our Chief Financial Officer, Executive Vice President and Director. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

        We have three executive officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of the business combination process that the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently more time to our affairs) then they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

        We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings we will provide at no additional charge, copies of these reports, proxy, information statements and other information requests upon request to our address at Yahalom Tower, 3a Jabotinsky, Ramat Gan 52520, Israel. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.org.

Item 1A.	Risk Factors

        An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this prospectus, before making a decision to invest in our units.

Risks associated with our business

We are a development stage company with no operating history and very limited resources.

        We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We have no present revenue and will not generate any revenue until, at the earliest, after the consummation of a business combination.

If we are unable to complete a business combination, holders of our common stock will be unable to convert their securities and participate in the distribution of the trust fund.

        The trust fund will be reserved for holders of our Class B common stock acquired as part of the Series B units sold in our initial public offering consummated on July 18, 2006. Consequently, if we are unable to complete a business combination within 18 months following completion of the offering, or within 24 months following completion of the public offering if the extension criteria described below have been satisfied, the holders of our common stock will not be entitled to participate in the distribution of the trust fund that will be effected following stockholder approval of our plan of dissolution. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W warrants and Class Z warrants.

Shares of common stock will not be entitled to vote on a proposed business combination.

        Holders of our common stock will not be entitled to vote on a proposed business combination with a target business. Only the holders of Class B common stock will have an opportunity to approve a business combination. Consequently, holders of common stock and warrants will be entirely dependent upon the judgment of the holders of Class B common stock in determining whether or not a proposed business combination is approved.

Holders of our common stock are likely to lose all or substantially all of their investment if we do not complete a business combination.

        If we are unable to complete a business combination, we will be dissolved, the trust fund will be distributed to the Class B stockholders and our remaining net assets will be distributed to the holders of our common stock. It is likely, however, that our remaining net assets will be minimal following the expenditures incurred in connection with the attempt to complete a business combination and, accordingly, the holders of our common stock are likely to lose all or substantially all of their investment.

You will not be entitled to protections normally afforded to investors of blank check companies.

        Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we will have a longer period of time to complete a business combination in certain circumstances.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

        Based upon publicly available information, we have identified 72 blank check companies which have gone public in the United States since August 2003, of which 10 have completed a business combination. The remaining 62 blank check companies have more than $4.6 billion in trust and are seeking to complete business combinations. Of these companies, only 30 companies have announced that they have entered into either a definitive agreement or a letter of intent for a business combination but have not yet consummated their acquisitions (2 of these companies are scheduled to commence liquidation proceedings). In particular, Fortissimo Acquisition Corp., a blank check company which consummated its public offering in October, 2006 with $24 million placed in trust, is also targeting a company with operations or facilities located in Israel or operations outside of Israel which their management believes would benefit from establishing operations or facilities in Israel.

        Furthermore, we have identified approximately 52 additional offerings for blank check companies in the United States, with approximately $4.3 billion that would be placed in trust, that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders from the trust fund following stockholder approval of the plan of dissolution could be less than $5.09 per share.

        Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of the holders of our Class B common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to the holders of our Class B common stock, our executive officers Matty Karp, Carmel Vernia and Dror Gad, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock and we cannot assure you that the per-share distribution from the trust fund will not be less than $5.09 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.09 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to distribute the proceeds of the trust fund to our Class B common stockholders promptly after receiving stockholder approval for our plan of dissolution and make liquidating distributions to our common stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our common stockholders and Class B common stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our common stockholders and Class B stockholders may extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our common stockholders and Class B stockholders amounts owed to them by us.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance”. As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution.

We will dissolve and liquidate if we do not consummate a business combination.

        Pursuant to, among other documents, our amended and restated certificate of incorporation, if we do not complete a business combination within 18 months following the consummation of our initial public offering on July 18, 2006, or within 24 months following the consummation of our offering if the extension criteria described below have been satisfied, our purpose and powers will be limited to dissolving, distributing the trust fund to our Class B common stockholders, liquidating and winding up our affairs. We view this obligation to dissolve and liquidate as an obligation to our stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute the proceeds of the trust fund, including interest thereon, to our Class B common stockholders in proportion to their respective equity interests, at which point all outstanding shares of Class B common stock will be cancelled. Our remaining assets, if any, will then be distributed to our common stockholders in proportion to their respective equity interests. Our directors and officers have agreed to vote in favor of any plan of dissolution which we will present to our stockholders for vote. We will pay the costs of our dissolution and liquidation, which we currently estimate to be approximately $50,000 to $75,000, from our remaining assets outside of the trust fund. In addition, our directors and officers have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts.

        If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months following the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following the consummation of our initial public offering our purpose and powers will be limited to dissolving, distributing the trust fund to our Class B common stockholders, liquidating and winding up our affairs. Upon notice from us, the trustee of the trust fund will liquidate the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B common stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose.

If we do not consummate a business combination and dissolve, payments from the trust fund to our Class B common stockholders and liquidation of our remaining assets may be delayed.

        If we do not consummate a business combination within the prescribed time periods, we will dissolve and liquidate. We currently believe that any plan of dissolution subsequent to the expiration of the 18-and 24-month deadlines would proceed in approximately the following manner:

—	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation to dissolve, on or prior to the passing of such deadline, convene and adopt a specific plan of dissolution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution as well as the board’s recommendation of such plan;

—	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;

—	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and approximately 30 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

—	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

        In the event we seek stockholder approval for a plan of dissolution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving, distributing the proceeds of the trust fund to the Class B stockholders, liquidating and winding up our affairs. The funds held in our trust account may not be distributed except following stockholder approval of our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the trust fund will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order for our Class B common stockholders to receive the funds held in the trust fund and the funds will not be available for any other corporate purpose.

        These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the distribution of the trust fund to our Class B common stockholders and liquidation of our remaining assets to our common stockholders.

Since we have not yet selected a particular industry or any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry in, or business, which we may ultimately operate.

        We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

        Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $.0001 per share, 12,000,000 shares of Class B common stock, par value $.0001 per share, and 5,000 shares of preferred stock, par value $.0001 per share. Following our initial public offering and the representative’s partial exercise of the over-allotment option, there are currently 6,967,900 and 1,304,000 authorized but unissued shares of our common stock and Class B common stock, respectively, available for issuance (after appropriate reservation for the issuance of shares upon conversion of the Class B common stock and upon full exercise of our outstanding Class W warrants and Class Z warrants and the purchase option granted to HCFP/Brenner Securities, the representative of the underwriters) and all of the 5,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to the shareholders of a potential target or in connection with a related simultaneous financing to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

—	may significantly reduce the equity interest of investors in this offering;

—	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;

—	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of some or all of our present officers and directors; and

—	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

—	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

—	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenanceof certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

—	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

—	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

        Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although Messrs. Matty Karp, Carmel Vernia and Dror Gad, our executive officers, may remain with us in senior management or advisory positions following a business combination, we may employ other personnel following the business combination. Moreover, management will only be able to remain with the company after the consummation of a business combination if members of management are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may cause them to have a conflict of interest in determining whether a potential business combination is appropriate for us and influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues.

Because our officers and directors will allocate their time to other businesses, it could interfere with our ability to consummate a business combination.

        Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could interfere with our ability to consummate a business combination.

One of our advisors once was, and our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

        Until October, 2006, Lior Samuelson, one of our advisors, had a previous contractual and fiduciary obligations to present business opportunities to Mercator Partners Acquisition Corp. Mercator Partners was a blank check company similar to us seeking to acquire an operating business. Mr. Samuelson’s fiduciary duty to Mercator Partners arose out of his past services as Executive Vice President and director of Mercator Partners. Mr. Samuelson’s contractual obligation to Mercator Partners arose out of his letter agreement with Mercator Partners stating that, subject to any pre-existing fiduciary obligations, he will present to Mercator Partners for its consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of the consummation by Mercator Partners of a business combination, the liquidation of Mercator Partners’ trust fund, or the time at which he ceases to serve as an officer and director of Mercator Partners. In October, 2006, based on publicly available information, Mercator Partners consummated a business combination which led Mr. Samuelson to resign from his positions as Executive Vice President and director of Meractor Partners. As of October, 2006, Mr. Samuelson is no longer in a conflict of interest with Mercator Partners.. Additionally, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, Mr. Samuelson has had, and our officers and directors may have in the future, conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own securities of ours which will not participate in the distribution of the trust fund or distributions upon our liquidation. This may cause them to have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

        The 100 shares of common stock, 2,475,000 Class W warrants and 2,475,000 Class Z warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. Additionally, such individuals may purchase shares in the open market. If they purchase Class B common stock in the open market, they would be entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders.

Initially we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

        Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially we will have the ability to complete only a single business combination. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

—	solely dependent upon the performance of a single business, or

—	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

        Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each such seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, we may not be able to improve productivity, efficiencies, profitability and operating margins after the merger.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

        We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only ten of the 72 blank check companies that have gone public in the United States since August 2003 have completed a business combination and 30 of such companies have entered into either a definitive agreement or a letter of intent for a business combination may indicate that there are only a limited number of attractive target businesses available to entities such as our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units will lose their entire investment.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

        Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of this offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could prevent or severely limit the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

The loss of the services of any of our executive officers would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be required to distribute the proceeds of our trust fund to our Class B stockholders.

        Our ability to successfully effect a business combination will be largely dependent upon the efforts of our executive officers. We have not entered into an employment agreement with any of our executive officers, nor have we obtained any “key man” life insurance on any of their lives. The loss of any or all of their services could have a material adverse effect on our ability to successfully achieve our business objectives, including seeking a suitable target business to effect a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

        In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 15,561,000 shares of common stock. We have also issued to our initial security holders, including our officers and directors and/or certain of their affiliates, warrants to purchase 4,950,000 shares of common stock at an exercise price of $5.00 per share. We also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 510,000 shares of common stock and 710,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our existing securityholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

        Our initial securityholders are entitled to demand that we register the resale of their 100 shares of our common stock and their 2,475,000 Class W warrants and 2,475,000 Class Z warrants as well as the 4,950,000 shares of common stock underlying their Class W warrants and Class Z warrants at any time after we consummate a business combination. Thus, if our existing securityholders exercise their registration rights with respect to these securities, there could be up to an additional 100 shares of common stock and 4,950,000 warrants (or an additional 4,950,000 shares of common stock issuable upon exercise of such warrants) eligible for trading in the public market. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

        No warrant held by public stockholders or issuable upon exercise of the representative’s purchase option will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants held by public stockholders or issuable upon exercise of the representative’s purchase option may have no value, the market for such warrants may be limited and such warrants may expire worthless. Even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current, the warrants issued to our initial securityholders may be exercisable for unregistered shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

        If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:

—	restrictions on the nature of our investments; and

—	restrictions on our issuance of securities.

        In addition, we may have imposed upon us burdensome requirements, including:

—	registration as an investment company;

—	adoption of a specific form of corporate structure; and

—	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We believe that our anticipated activities will not subject us to the Investment Company Act of 1940 as the net proceeds of our initial public offering that are being held in trust may only be invested by the trust agent in “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the trust fund to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that our stockholders do not approve a plan of dissolution and the proceeds remain in the trust fund for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Our directors will not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.

        Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors is also an executive of ours, owns securities of ours and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators will take the position that such individuals are not “independent.” Accordingly, they will take the position that we do not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred by them or our other initial securityholders that they may be affiliated with and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and a material adverse effect on the price of the stock held by our public stockholders.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

        Our securities are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our obligations under laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations, may increase our cost of completing a business combination.

        As a public company, we will be obligated to comply with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers. These laws and regulations may impose obligations that will increase the legal and financial costs required to consummate a business combination and increase the time required to complete a transaction.

Risks related to operations in Israel

        Acquisitions of companies with operations in Israel entail special considerations and risks. If we are successful in acquiring a target business with operations in Israel, we will be subject to, and possibly adversely affected by, the following risks:

Significant shifts in the political, economic and military conditions in Israel could reduce our profitability and revenues and make an investment in our company less attractive.

        If we consummate a business combination with a target business in Israel, it will be directly influenced by the political, economic and military conditions affecting Israel at that time. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on the target business and its operating results and financial condition. Furthermore, several countries restrict business with Israeli companies. Any of these factors could reduce our profitability and revenues and make an investment in our company less attractive following a business combination.

The termination or reduction of tax and other incentives that the Israeli Government provides to domestic companies may increase the costs involved in operating a company in Israel.

        The Israeli Government currently provides tax and capital investment incentives to domestic companies. Additionally, the Israeli Government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and Israel Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you that such benefits and programs would continue to be available following a business combination, or if available, to what extent. Termination or further reduction of such benefits and programs could increase the costs involved in operating the combined company following a business combination or make a specific business combination less attractive.

Deterioration of relations between the United States and Israel could cause potential target businesses or their goods or services to become less attractive.

        Israel and the United States have historically had a positive relationship. A significant amount of Israel’s economic development has been financed principally by military and economic aid from the United States and many Israeli companies have been financed by United States venture capital and investment concerns. If the relationship between the United States and Israel deteriorates, potential target businesses or their goods or services could become less attractive and our operations following a business combination could decline.

Because some of our directors and officers reside outside of United States and, after the consummation of a business combination substantially all of our assets may be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

        Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

        Executive officers or key employees of a target business may also reside in Israel and be required to perform similar annual military reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of these officers or key employees due to military service. Any such disruption could affect our ability to operate our business efficiently or manage growth, which could result in declining revenues or lost profits.

Because a substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses is incurred in Israeli currency, a target business’ revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

        A substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses, principally salaries and related personnel expenses, are paid in Israeli currency. As a result, a target business will likely be exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of an Israeli company’s operations, our dollar-measured results of operations following a business combination could be weaker.

Any Israeli government grants we receive for research and development expenditures may be reduced or eliminated due to government budget cuts, and these grants limit or prohibit our ability to manufacture products and transfer know-how outside of Israel and require us to satisfy specified conditions.

        Following a business combination, the target business we acquire may be receiving, or may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor for the financing of a portion of our research and development expenditures in Israel. Upon our acquisition of such entity, the Office of Chief Scientist will determine whether the entity will be eligible to continue receiving grants following the business combination. Additionally, the Israeli government has reduced the benefits available under this program in recent years and has indicated that it may reduce or eliminate these benefits in the future. When know-how or products are developed using Chief Scientist grants, the terms of these grants prohibit the transfer of the know-how out of Israel and would limit our ability to manufacture products based on this know-how outside of Israel without the prior approval of the Office of the Chief Scientist. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the Office of the Chief Scientist, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. The difficulties in obtaining the approval of the Office of the Chief Scientist for the transfer of manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that we may enter into in the future that provide for such a transfer. If we acquire a target business in Israel, any non-Israeli who becomes a holder of 5% or more of our outstanding common stock will be required to notify the Office of the Chief Scientist and to undertake to observe the law governing the grant programs of the Office of the Chief Scientist.

If we fail to satisfy the conditions specified by any “Approved Enterprise” program, we may be required to pay increased taxes and would likely be denied the tax benefits to which we are currently entitled in the future.

        Following a business combination, the Investment Center of the Ministry of Industry, Trade and Labor, a part of the Israeli Government, may grant, or have already granted, “Approved Enterprise” status to some investment programs at our manufacturing facilities. “Approved Enterprises” are companies incorporated in Israel that qualify, based on certain criteria, for special treatment in respect of governmental benefits and grants designed to promote foreign and domestic investment. When we generate net income from Approved Enterprise programs approved as such on or before December 31, 2004, the portion of our income derived from these programs would be exempt from tax for a period of two to ten years and is subject to reduced tax for an additional period thereafter. The benefits available to an Approved Enterprise program depend upon the ability of the entity to adhere to the investment program filed with the Investment Center of the Israeli Ministry of Industry, Trade and Labor, and to the fulfillment of periodic reporting obligations. Additionally, tax benefits can be granted to certain “Benefited Enterprises” beginning in 2004, provided that the facilities meet the criteria for tax benefits under the Israeli Encouragement of Capital Investments Law. If we fail to comply with the conditions, in whole or in part, and, therefore do not qualify as an “Approved Enterprise” or a “Benefited Enterprise”, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely he denied these benefits in the future.

The ability of any Israeli subsidiary to pay dividends is subject to Israeli law and the amount of cash dividends payable may be subject to devaluation in the Israeli currency.

        After the completion of any business combination, if such business combination involves us maintaining an Israeli subsidiary, the ability of such Israeli subsidiary to pay dividends to us will be governed by Israeli law, which provides that cash dividends maybe paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to a corporation treated as a resident of the United States for the purposes of the Convention for the Avoidance of Double Taxation between Israel and the United States, will be subject to taxation by both Israel and the United States. The U.S. resident would, however, be permitted to claim a credit for such Israeli taxes against the U.S. income tax imposed with respect to such dividend, subject to the limitations applicable to foreign tax credits. Such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise or to a “Benefited Enterprise” are generally subject to withholding of Israeli income tax at source at a rate of 15% or less. Any Israeli subsidiary would generally be subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of any Approved Enterprise status.

Because service and enforcement of legal process against our executive officers and directors is uncertain, investors may not be able to obtain or collect upon a judgment against such individuals and we may not be able to enforce our indemnity rights against our executive officers.

        Service of process upon individuals or firms which are not resident in the United States may be difficult to obtain within the United States. Each of our directors and officers reside outside the United States. Furthermore, since most of our and such persons’ assets are outside the United States, any judgment obtained in the United States against us or such persons may not be collectible within the United States. We have appointed Corporation Service Company as our agent to receive service of process in any action against us in the United States. None of our officers or directors has consented to service of process in the United States or to the jurisdiction of any United States Court.

        If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to the holders of our Class B common stock, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. Accordingly, if a judgment is obtained against the trust fund, we may not be able to enforce our indemnity rights against our executive officers.

        We have been informed by our legal counsel in Israel, Yigal Arnon & Co., that, in such counsel’s opinion, there is substantial doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act in original actions instituted in Israel. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that (1) the judgment was rendered by a court which was, according to the laws of the jurisdiction of the court, competent to render the judgment, (2) the judgment is no longer appealable, (3) the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy, and (4) the judgment is executory in the state in which it was given. A foreign judgment will not be declared enforceable if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if it is proved to the Israeli court that (i) the judgment was obtained by fraud, (ii) there was no due process, (iii) the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel, (iv) the judgment is at variance with another judgment that was given in the same matter between the same parties and which is still valid, or (v) at the time the action was brought in the foreign court a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

        A specific permit of the Controller of Foreign Currency of the Bank of Israel is required before transferring out of Israel the proceeds of a foreign judgment enforced in Israel. Under existing law, a foreign judgment payable in foreign currency may be paid in Israel currency at the rate of exchange on the date of payment, but the judgment debtor may also make payment in foreign currency if the Israeli exchange control regulations then in effect permit such foreign currency payment. Pending collection, the amount of the judgment of an Israeli court stated in Israeli currency will ordinarily be linked to the Israeli consumer price index. Judgment creditors must bear the risk that they will be unable to convert their award into foreign currency that can be transferred out of Israel. All judgment creditors must bear the risk of unfavorable exchange rates.

Item 1B.	Unresolved Staff Comments.

The Company does not have any unresolved staff comments to report for the year ended July 31, 2006.

Item 2.	Properties.

        We maintain our executive offices at Yahalom Tower (28th Floor), 3a Zabotinski St., Ramat Gan 52520, Israel. The cost for this space is included in the $7,500 per-month fee Danash Investment and Management Ltd. charges us for general and administrative services pursuant to a letter agreement between us and Danash Investment and Management Ltd., an affiliate of Mr. Dror Gad, our Chief Financial Officer, Executive Vice President and Director. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

        We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended July 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases ofEquity Securities.

        Our Series A Units and Series B Units have traded on the OTC Bulletin Board under the symbols “IGPAU.OB” and “IGPBU.OB,” respectively, since July 13, 2006, the date of the initial public offering of our securities. On October 4, 2006, the common stock, Class B common stock, Class W warrants and Class Z warrants included in the Series A Units and Series B Units commenced separate trading under the symbols “IGPAA,” “IGPAB,” “IGPAW” and “IGPAZ”.

        The closing high and low sales prices of our Series A Units and Series B Units, as reported by the OTC Bulletin Board, for the fourth quarter, ended July 31, 2006, are as follows:

	Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants		Series A Units		Series B Units
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

2006
July	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$ 8.50	$ 7.90	$ 10.10	$ 9.85

        The trading of our securities, especially our Class W and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of October 23, 2006, there was 1 stockholder of record of our common stock, 1 stockholder of record of our Class B common stock, 8 holders of record of Class W warrants, 8 holders of record of our Class Z warrants, 1 holder of record for our Series A Units and 1 holder of record of our Series B Units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

        Dividends

        We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financials statements, which have been audited by BDO Seidman, LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

From Inception (August 1, 2005) to July 31, 2006

Statement of Operations Data:
Revenue	$-
Operating loss	(115,466)
Interest income	30,614
Net loss	(84,852)
Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(5,853)
Net loss attributed to other Class B stockholders
and common stockholders	(90,705)

Earnings per share data:
Weighted average basic and diluted shares outstanding	363,388
Net loss per share, basic and diluted:	$(0.25)

Other Financials Data:
Net cash used in operating activities	$(85,892)
Cash contributed to trust fund	(51,691,800)
Net proceeds from public offering allocable to
stockholders' equity	42,719,250
Portion of net proceeds from public offering allocable to
Common Stock subject to possible conversion	10,327,338

Selected Balance Sheet Data:	July 31, 2006

Cash and cash equivalents	$1,516,996
Investment held in Trust Fund	51,721,077
Total assets	53,243,467
Common stock subject to possible conversion	10,333,191
Total stockholders' equity	42,725,785

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

        We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). On July 18, 2006, we completed our initial public offering (“IPO”) of 500,000 Series A Units (“Series A Units”) and 4,600,000 Series B Units (“Series B Units”). On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to the over-allotment option. Each Series A Unit consists of two shares of common stock, $.0001 par value per share (“Common Stock”), ten Class Z warrants (“Class Z Warrants”), each to purchase one share of our Common Stock at a price of $5.00 per share. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, two Class W Warrants, each to purchase one share of our Common Stock at a price of $5.00 per share. Our net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $52,925,574 which was net of $3,292,476 in underwriting and other expenses.

        For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

        Net loss for the period from inception (August 1, 2005) to July 31, 2006 of $84,852 consisted of interest income on the Trust Fund investment of $29,277 and interest on cash and cash equivalents of $1,337, offset by professional fees of $30,603, Delaware franchise taxes of $78,042 and other operating expenses of $6,821, consisting of $5,081 for a monthly administrative services agreement with an affiliate, and $1,740 for other expenses.

Liquidity and Capital Resources

        We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Fund to operate through July 11, 2008, assuming that a business combination is not consummated during that time. At July 31, 2006, our cash balance was $1,516,996. From July 11, 2006 through July 11, 2008, we anticipate approximately $180,000 for the administrative fee payable to an affiliate of a securityholder ($7,500 per month), $250,000 for legal, accounting and other expenses for due diligence, structuring and negotiation of a business combination, $250,000 for due diligence of prospective target businesses, and $590,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $350,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

        As of July 31, 2006, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Administrative services agreement(1)	$174,919	$90,000	$84,919	-	-

Total	$174,919	$90,000	$84,919	$-	$-

Commencing on July 11, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $5,081 for such services from July 11, 2006 to July 31, 2006 is included in other general and administrative expenses in the accompanying statement of operations.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our audited financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments – Investments held in the Trust Fund consist of municipal money market securities with maturities of up to 30 days. Such securities generate current income which is exempt from income tax and therefore no provision for income taxes is required for the period ended July 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 8.	Financial Statements and Supplementary Data.

        Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2006. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

        Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

        Our current directors, executive officers and special advisors are as follows:

Name	Age	Position

Matty Karp	57	Chairman
Carmel Vernia	54	Chief Executive Officer and Director
Dror Gad	40	Executive Vice President, Chief Financial Officer and Director
Lior Samuelson	58	Senior Advisor
George Hervey	60	Senior Advisor

        Matty Karp has been our Chairman since our inception. In 1997, Mr. Karp co-founded Concord Ventures, an Israeli venture capital fund focused on Israeli early-stage technology companies, and has served as its Managing Partner since its formation. From 1994 to June 1999, Mr. Karp served as Chief Executive Officer of Kardan Technologies, Ltd., a technology investment company, and continued to serve as a Director until October 2001. From 1994 to 1997, Mr. Karp served as the President of Nitzanim Venture Fund, an Israeli venture capital fund focused on early-stage high technology companies. From 1987 to 1994, Mr. Karp served as Corporate Vice President for Business Development, Marketing and Sales, General Manager of the Airborne Systems Division and Head of the Systems and Products Group at Elbit Computers Ltd., an Israeli high-tech company with a worldwide presence in the defense and healthcare sectors. Mr. Karp has served on the board of directors of Galileo Technology Ltd. (1994 to 2001), which was acquired by Marvel Technology Group, Ltd., a Nasdaq listed company; Accord Networks Ltd. (1994 to 2001), which was acquired by Polycom Inc., a Nasdaq listed company; and Saifun Semiconductors (2000 to present), a Nasdaq listed company. Mr. Karp has also served on the board of directors of El Al Israel Airlines from 2000 to 2003. He also served as a jet fighter pilot in the Israeli Airforce. Mr. Karp received a B.S., cum laude, in Electrical Engineering from the Technion – Israel Institute of Technology and is a graduate of the Harvard Business School Advanced Management Program.

        Carmel Vernia has been our Chief Executive Officer and a Director since our inception. Since January 2005, Mr. Vernia has been managing his private investment portfolio. From June 2003 to January 2005, Mr. Vernia served as the Chairman of the board of directors and Chief Executive Officer of Tower Semiconductor Ltd., a silicon foundry based in Israel. From 2000 to May 2002, Mr. Vernia served as the Chief Scientist in the Government of Israel’s Ministry of Industry and Trade. Following his service as Chief Scientist from June 2002 until May 2003, Mr. Vernia did not hold any positions, as he was subject to a mandatory one year cooling period under Israeli law during which he was not allowed to work for or receive any benefit from any organization that benefited in any way from his decisions while in his government position. From 1984 until April 2000, Mr. Vernia was employed by Comverse Technology Inc., a Nasdaq listed company that is one of the world’s leading suppliers of voicemail systems and other value added services to wireless and wireline telecom operators, including as its Chief Operating Officer from 1994 to April 2000, as well as Chief Executive Officer of Verint Systems (from its inception in 1999 until April 2000), an independent subsidiary of Comverse Technology and a world leader in digital voice and video recording for communications and business intelligence, which later became an independent Nasdaq listed company. Mr. Vernia served on the board of directors of Comverse Technology from August 1997 until April 2000. Mr. Vernia also serves on the Executive Council of Tel Aviv University. Mr. Vernia received an M.S. in Electrical and Computer Engineering from the University of California, Davis, and a B.S. in Electrical Engineering from the Technion – Israel Institute of Technology.

        Dror Gad has been our Executive Vice President, Chief Financial Officer and Director since our inception. In January 2003, Mr. Gad founded Danash Management and Investments, an advisory business focused on the Israeli technology sector and has served as its Chairman since its formation. Mr. Gad currently serves on the board of directors of REIT 1 Ltd., a real-estate investment company listed on the Tel Aviv Stock Exchange. From 2000 until December 2002, Mr. Gad was the Chief Executive Officer of TechnoPlus Ventures Ltd., an Israeli venture capital investment company, listed on the Tel Aviv Stock Exchange. From 1997 to 1999, Mr. Gad served as a Vice President of the Property and Building Corporation, a Tel Aviv Stock Exchange listed company and subsidiary of the IDB Group, where he formed and headed the Project Finance Division. From 1995 to 1997, Mr. Gad served as an assistant to the Chief Executive Officer of IDB Holdings Corporation Ltd., a Tel Aviv Stock Exchange listed company. From 1984 to 1993, Mr. Gad served as a pilot in the Israeli Airforce, where he held various positions. Mr. Gad retired with the rank of Major (res.) and is an active F-16 pilot. From 1993 to 1995, Mr. Gad attended Tel Aviv University, from which he received a B.A., cum laude, in Economics and Management. Mr. Gad also received an Executive MBA. from the Kellogg-Recanati International program, a joint program of Northwestern University and Tel Aviv University.

        Lior Samuelson has been a Senior Advisor to us since August 2005. Mr. Samuelson served as Executive Vice President and Director of Mercator Partners Acquisition Corp., an OTC Bulletin Board listed blank check company, from the company’s formation in January, 2005 until the company’s consummation of a business combination in October, 2006. In 1999, Mr. Samuelson co-founded Mercator Capital L.L.C., a merchant and investment bank focused on communications, media and technology and has been a partner of it and its affiliates since formation. From 1997 until 1999, Mr. Samuelson was President and Chief Executive Officer of PricewaterhouseCoopers Securities. From 1994 to 1996, Mr. Samuelson served as Chief Executive Officer of Barents Group, a merchant bank and advisory firm specializing in assisting companies in emerging markets. In 1985, Mr. Samuelson joined PEG Group, a company that specialized in developing simulation software and services, which was sold to KPMG in 1986. Mr. Samuelson became a partner of KPMG in 1986, and served as a partner of KPMG until 1994. From 1980 until 1985, Mr. Samuelson served in a senior management position with Booz, Allen & Hamilton, a management consulting firm. Since August 2001, Mr. Samuelson has served as a Director of Deltathree, Inc., a Nasdaq listed internet telephony company, and, since April 2001, as a Director of Civcom, a privately held telecommunication equipment company. Mr. Samuelson received a B.S. and an M.S. from Virginia Tech.

        George Hervey has been a Senior Advisor to us since August 2005. Mr. Hervey joined Marvell Technology Group Ltd., a Nasdaq listed global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits, in 2000. Since that date, Mr. Hervey has served as its Vice President of Finance and Chief Financial Officer, and serves in a similar capacity for Marvell Semiconductor, Inc. From 1997 to 2000, Mr. Hervey served as Senior Vice President, Chief Financial Officer and Secretary for Galileo Technology Ltd., formerly a Nasdaq listed company, which Marvell acquired in January 2001. From 1992 to 1997, Mr. Hervey was Senior Vice President and Chief Financial Officer of S3 Incorporated, a designer and manufacturer of graphics and video accelerators for personal computers and related peripheral products. Mr. Hervey received a B.S. in Business Administration from the University of Rhode Island.

        Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dror Gad, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Carmel Vernia, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Matty Karp, will expire at the third annual meeting.

        These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. While our senior advisors will not have any decision-making or voting authority with respect to potential target businesses or business combinations, they will provide us with their thoughts and advice with respect to such target businesses and business combinations. Other than Mr. Samuelson, none of these individuals has been or currently is a principal of, or affiliated with, a blank check company. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

        We do not have an audit committee of our board of directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

        We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest and Other Information

        Potential investors should be aware of the following potential conflicts of interest:

—	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

—	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the previous section entitled “– Directors and Executive Officers.”

—	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

—	Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally, such individuals may purchase units in the open market. If such individuals purchase Series B units in the open market or Class B common stock in the open market, they would be entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders. For example, because our directors purchased warrants prior to the public offering, they may have a greater incentive than an investor who holds our Class B common stock to vote in favor of a business combination. This greater incentive stems from the fact that our directors would stand to lose their initial investment if a business combination were not effected during the designated time period, while an investor who owns only our Class B common stock would be entitled to recover his, her or its entire investments in the event no business combination was effected.

—	Our directors and officers may enter into consulting or employment agreements with us as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

        In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

—	the corporation could financially undertake the opportunity;

—	the opportunity is within the corporation's line of business; and

—	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

        Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

        In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or our dissolution and distribution of the trust fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us subject to any pre-existing fiduciary or contractual obligations he might have.

         Until October, 2006, Mr. Samuelson, one of our senior advisors, was Executive Vice President and a director of Mercator Partners, Mr. Hackman, a warrantholder of ours, was President and a director of Mercator Partners, and Mr. Ballarini, a warrantholder of ours, was Chief Financial Officer, Treasurer and a director of Mercator Partners. Messrs. Samuelson, Hackman and Ballarini had each signed a letter agreement with Mercator Partners stating that, subject to any pre-existing fiduciary obligations, he would present to Mercator Partners for its consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of the consummation by Mercator Partners of a business combination, the liquidation of Mercator Partners’ trust fund, or the time at which he ceases to serve as an officer and director of Mercator Partners. In October, 2006, based on publicly available information, Mercator Partners consummated a business combination, releasing Messrs. Samuelson, Hackman and Ballarini from their pre-existing fiduciary and contractual obligations at Meractor Partners (though as of the date of this report Mr. Hackman has remained a board member and Mr. Ballarini serves as the interim-CFO of the acquired business). Accordingly, as of October, 2006, Messrs. Samuelson, Hackman and Ballarini are no longer under a fiduciary and contractual obligation to present appropriate business opportunities to Mercator Partners prior to presenting those opportunities to us.

        Mr. Vernia, our Chief Executive Officer and a member of our board of directors, was the Chief Operating Officer of Comverse Technology, Inc., a Nasdaq listed company, from 1994 until April 2000, and a member of Comverse’s board of directors from August 1997 until April 2000. According to Comverse’s SEC filings, in May 2006 Comverse received a subpoena from the United States Attorney’s Office for the Eastern District of New York in connection with the issuance, timing and pricing of stock option grants between 1995 and the present, and representatives of a special committee of Comverse’s board of directors are cooperating with the SEC. According to a Current Report on Form 8-K filed by Comverse with the SEC on May 4, 2006, eight purported class action or derivative lawsuits have been filed against Comverse and certain of its current and former officers and directors relating to the option grants. One of the suits referenced in that Form 8-K names Mr. Vernia as a defendant. According to its SEC filings, Comverse’s Remuneration and Stock Option Committee was responsible for approving compensation arrangements for senior management and administering the Company’s stock option plans during the period that Mr. Vernia served as a director of Comverse. Mr. Vernia has advised us that he was never a member of Comverse’s Remuneration and Stock Option Committee.

        To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing securityholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Item 11.	Executive Compensation

        No executive officer has received any cash compensation for services rendered. Commencing on the effective date of this prospectus through the acquisition of a target business, we will pay Danash Investment and Management Ltd., an affiliate of Mr. Gad, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gad compensation in lieu of a salary. No other initial security holder of ours is an officer, director or principal shareholder of Danash Investment and Management Ltd. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial security holders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of October 27, 2006, based on information known to us, with respect to the beneficial ownership of shares of our common stock or Class B common stock, by:

—	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

—	each of our officers, directors and senior advisors; and

—	all our officers and directors as a group.

        Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number		Percent	Number	Percent

Millenco, L.P.(2)
c/o Millenium Management, L.L.C 666 Fifth Avenue New York, NY 10103 United States	__		__	905,800	8.8%
D.B. Zwirn & Co., L.P. (3) 745 Fifth Avenue, 18th floor New York, NY 10151	__		__	800,000	7.82%
Dror Gad	100	%(4)	*	__	__
Matty Karp	__	(5)	*	__	__
Carmel Vernia	__	(6)	*	__	__
Lior Samuelson(8)	__	(7)	*	__	__
George Hervey	__	(9)	*	__	__
All executive officers and directors as
a group (3 persons)	100	%(10)	*	__	__

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is Yahalom Tower (28th Floor), 3a Jabotinski St., Ramat Gan 52520, Israel.

(2)	Based on information contained in a Schedule 13-G filed by Millenco, L.P., Millenium Management, L.L.C. and Israel A. Englander on September 12, 2006, Millennium Management, L.L.C. is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management.

(3)	Based on information contained in a Schedule 13-G filed by D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, Daniel B. Zwirn, D.B. Zwirn Special Opportunities Fund, L.P. and D.B. Zwirn Special Opportunities Fund, L.P. on September 27, 2006, D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 304,000 Shares owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 496,000 Shares owned by D.B. Zwirn Special Opportunities Fund, Ltd. (each entity referred to in (i) through (ii) is herein referred to as a “Fund” and, collectively, as the “Funds”).

D.B. Zwirn & Co., L.P. is the manager of each of the Funds, and consequently has voting control and investment discretion over the shares held by each of the Funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P.

(4)	Does not include 1,159,714 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(5)	Does not include 1,317,858 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(6)	Does not include 1,581,428 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(7)	Does not include 247,500 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(8)	The business address of Mr. Samuelson is c/o Mercator Capital L.L.C., One Fountain Square, 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190.

(9)	Does not include 148,500 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(10)	Does not include 4,059,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

Item 13.	Certain Relationships and Related Transactions.

        Prior to the date of our initial public offering consummated on July 18, 2006, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 2,475,000 Class W warrants and 2,475,000 Class Z warrants for $247,500 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relationship to Us

Matty Karp	0	618,750	618,750	Chairman
Carmel Vernia	0	742,500	742,500	Chief Executive Officer and Director
Dror Gad	100	544,500	544,500	Chief Financial Officer, Executive Vice President and Director
David Silberg	0	123,750	123,750	Former Executive Vice President, Secretary and Director
George Hervey	0	74,250	74,250	Senior Advisor and Warrantholder
Lior Samuelson	0	123,750	123,750	Senior Advisor and Warrantholder
Rhodric C. Hackman	0	123,750	123,750	Warrantholder
David Ballarini	0	123,750	123,750	Warrantholder

        In February 2006, Mr. Silberg resigned from all of his positions with us and sold 40,179 Class W warrants and 40,179 Class Z warrants to Matty Karp, 48,214 Class W warrants and 48,214 Class Z warrants to Carmel Vernia, and 35,357 Class W warrants and 35,357 Class Z warrants to Dror Gad, at a purchase price of $.05 per warrant.

        Each of the current holders of our securities has agreed, pursuant to a letter agreement between us and HCFP/Brenner Securities, not to sell any of the foregoing securities until the completion of a business combination. In addition, Dror Gad, the sole holder of our common stock outstanding prior to our initial public offering, has agreed to waive his right to participate in any liquidation distribution with respect to shares of common stock acquired by him prior to our initial public offering.

        Danash Investment and Management Ltd., an affiliate of Mr. Gad has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it will make available to us office space and certain office and administrative services, as we may require from time to time. We have agreed to pay Danash Investment and Management Ltd. $7,500 per month for these services. Dror Gad is the sole shareholder of Danash Investment and Management Ltd. Consequently, Mr. Gad will benefit from this transaction to the extent of his interest in Danash Investment and Management Ltd. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gad compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fees charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

        We will reimburse our initial securityholders, including our officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

        Other than the $7,500 per-month administrative fee payable to Danash Investment and Management Ltd. and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial securityholders, officers or directors, or to any of their affiliates prior to, or for any services they render in order to effectuate, the consummation of the business combination.

        Any ongoing or future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our disinterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors will, if they determine necessary or appropriate, have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services.

        Fees incurred by us for professional services provided by our independent registered public accounting firm from our inception (August 1, 2005) to July 31, 2006, in each of the following categories are approximately as follows:

Audit Fees(1)	$68,000
Audit-related Fees(2)	14,000

Tax fees(3)	--
Total	$82,000

(1) Audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on July 18, 2006), aggregating $54,000 (including expenses of $9,000) and, for the audit of our financial statements for the period from August 1, 2005 (date of inception) to July 31, 2006, estimated to be $14,000.

(2) Audit-related fees of $14,000 include professional services related to consultation on accounting matters during the registration process for our initial public offering.

(3) Tax fees related to professional services rendered for tax advice and tax planning.

Pre-Approval Policies and Procedures

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements.

        Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (3)

3.2	By-laws (1)

4.1	Specimen Series A Unit Certificate (2)

4.2	Specimen Series B Unit Certificate (2)

4.3	Specimen Common Stock Certificate (1)

4.4	Specimen Class B Common Stock Certificate (1)

4.5	Specimen Class W Warrant Certificate (4)

4.6	Specimen Class Z Warrant Certificate (4)

4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC (4)

4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (4)

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Matty Karp (3)

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Carmel Vernia (3)

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Dror Gad (3)

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lior Samuelson (1)

10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (3)

10.8	Letter Agreement between Mercator Research and the Registrant (1)

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)

(1)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 2 to Form S-1 Registration statement and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Amendment No. 7 to Form S-1 Registration statement and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Amendment No. 9 to Form S-1 Registration statement and incorporated herein by reference.

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheet of Israel Growth Partners Acquisition Corp. (a corporation in the development stage) as of July 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (August 1, 2005) to July 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Growth Partners Acquisition Corp. as of July 31, 2006, and its results of operations and its cash flows for the period from inception (August 1, 2005) to July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
October 24, 2006

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheet
July 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$1,516,996
Investments held in Trust
including interest receivable of $29,277 (Note 1)	51,721,077
TotaPrepaidnexpenses	5,394

Total assets	$53,243,467

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued registration costs	$150,860
Accrued expenses	33,631

Total current liabilities	184,491

Common stock, Class B subject to possible conversion,
( 2,046,176 shares at conversion value) (Note 1)	10,333,191

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6 and 7)
Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-
Common stock, par value $.0001 per share,
40,000,000 shares authorized, 1,065,100 shares
issued and outstanding	107
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 8,189,824 shares issued
and outstanding (excluding 2,046,176 shares subject to
possible conversion)	819
Additional paid-in-capital	42,809,711
Deficit accumulated in the development stage	(84,852)

Total stockholders' equity	42,725,785

Total liabilities and stockholders' equity	$53,243,467

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Operations
For the Period from Inception (August 1, 2005) to July 31, 2006

Revenue	$-

Operating expenses:
Professional fees	30,603
Delaware franchise tax (Note 4)	78,042
Other general and administrative expenses (Note 5)	6,821

Loss from operations	(115,466)

Interest Income	30,614

Loss before provision for income taxes	(84,852)

Provision for income taxes (Note 4)	-

Net loss for the period	$(84,852)

Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(5,853)

Net loss attributable to other Class B stockholders
and common stockholders	$(90,705)

Weighted average number of shares outstanding, basic and diluted	363,388

Net loss per share, basic and diluted	$(0.25)

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders’ Equity
For the period from inception (August 1, 2005) to July 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Deficit accumulated in the development stage	Total
	Shares	Amount	Shares	Amount

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common
stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common
stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Cash Flows
For the period from inception (August 1, 2005) to July 31, 2006

OPERATING ACTIVITIES
Net loss for the period	$(84,852)
Change in operating assets and liability:
Increase in interest receivable in trust	(29,277)
Increase in prepaid expenses	(5,394)
Increase in accrued expenses	33,631

Net cash used in operating activities	(85,892)

FINANCING ACTIVITIES
Purchase of Securities held in trust	(51,691,800)

Net cash used in investing activities	(51,691,800)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	500
Proceeds from issuance of warrants	247,500
Proceeds from sale of underwriters' purchase option	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
conversion common stock, Class B subject to possible	10,327,338
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	42,719,250

Net cash provided by financing activities	53,294,688

Net increase in cash and cash equivalents	1,516,996

Cash and cash equivalents
Beginning of period	-

End of period	$1,516,996

Supplemental disclosure of cash flow activities:

Cash paid for income taxes	$-

Cash paid for interest	$-

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$150,860

Fair value of underwriter purchase option included in offering costs	$641,202

See Notes to the Financial Statements

NOTE 1	–	ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through July 31, 2006 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $51,721,077 including accrued interest of $29,277 is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

Both the common stock and the Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, in the event it receives stockholder approval for its plan of dissolution, the Company’s Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Common stockholders will not receive any of the proceeds from the Trust Fund should a Business Combination not be consummated.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.05 per share based on the value of the Trust Fund as of July 31, 2006. As a result of the Conversion Right, $10,333,191 (including accretion of $5,853) relating to 2,046,176 shares of Class B Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of July 31, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2	–	OFFERING

In the Offering, effective July 11, 2006, the Company sold to the public an aggregate of 532,500 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,118,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering, totaled approximately $52.9 million, which was net of approximately $3.3 million in underwriting expenses and other registration costs incurred through July 26, 2006. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (each a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (each a “Class W Warrant”).

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on July 10, 2011 or earlier upon redemption. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 7).

NOTE 3	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INVESTMENTS – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended July 31, 2006.

INCOME TAXES – Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based in enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

NET LOSS PER SHARE – Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO is antidilutive, they have been excluded from the Company’s computation of diluted net income per share. Therefore, basic and diluted loss per share were the same for the period from inception (August 1, 2005) to July 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying balance sheets at July 31, 2006.

The company accounts for derivative instruments in accordance with SFAS No.133 “Accounting for Derivative instruments and Hedging Activities,” As amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of the derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

USE OF ESTIMATES – The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4	–	TAXES

Income Taxes

Significant components of the Company’s future tax assets are as follows:

Tax effect of the operating loss carryforward	$36,000
Other deferred tax assets	3,000
Less valuation allowance	(39,000)

Totals	$-

Management has recorded a full valuation allowance against its deferred tax assets because it believes it is not more likely than not that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2026.

Other

Included in operating expenses for the period from inception (August 1, 2005) to July 31, 2006 are $78,042 of expenses related to Delaware franchise tax.

NOTE 5	–	COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company is obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $5,081 for such services from July 11, 2006 to July 31, 2006 is included in other general and administrative expenses in the accompanying statement of operations.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP.

NOTE 6	–	CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of July 31, 2006, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of July 31, 2006, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

NOTE 7	–	WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August 2005, the Company sold and issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock to its initial securityholders, for an aggregate purchase price of $247,500, or $0.05 per warrant.

The Class W and Class Z Warrants outstanding prior to the offering are also subject to a registration rights agreement. On January 31, 2006, the Company and the initial securityholders entered into a registration rights agreement and a letter agreement which revised the terms of the Company’s obligations under the warrant and registration rights agreement to clarify that the Company will only deliver unregistered common shares on the exercise of the warrants.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering may be exercised with cash on or prior to their respective expiration dates. Although the Company’s initial securityholders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial securityholders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to July 31, 2006, no income (loss) was recorded related to recording the derivative to market value as their was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

On January 31, 2006, the date of reclassification of the Warrants from liability to equity, the Company estimated that the fair value of the Class W and Class Z Warrants was still $0.05 per Warrant. The determination to value the Warrants at $0.05 was based on the cash purchase price paid in August 2005 by the holders, the fact that the Warrants were not publicly traded, the inherent price of $0.05 per Warrant contained in the Series A and Series B Units which were sold in the Offering, and an evaluation of the differences in the rights and privileges of the Warrants sold and issued in August 2005 versus the Warrants which were sold in the Offering.

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of July 31, 2006 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of July 31, 2006 there were 7,800,000 Class Z Warrants outstanding.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial securityholders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such securityholders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class W Warrants and/or the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for redemption.

The Class W and Class  Z Warrants issued in the Offering will not be exercisable unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As the proceeds from the exercise of the Class W Warrants and Class Z Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

Underwriter Purchase Option

In connection with the Offering, the Company has issued to certain of the underwriters the UPO for $100 to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit. The Series A Units and Series B Units underlying the UPO will be exercisable in whole or in part, solely at HCFP’s discretion, commencing on the later of (a) completion of a Business Combination and (b) July 10, 2007 and ending July 10, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, has been accounted as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The Company computed the fair value of the 25,000 Series A Units and 230,000 Series B Units underlying the UPO was approximately $641,000 using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 38.419%, (2) risk-free interest rate of 5.10% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. Each of the Series A Units and Series B Units included in the UPO are identical to the Series A Units and Series B Units sold in the Offering, except that the exercise price of the Class W Warrants underlying the Series B Units and the Class Z Warrants underlying the Series A Units will be $5.50 per share and the Class Z Warrants underlying the Series A Units shall only be exercisable until the fifth anniversary of the Offering.

        During the registration process for the offering, the Company amended the form of UPO to clarify that the Company has no obligation to net cash settle the exercise of the UPO or the warrants underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the warrants underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying warrants, the UPO or warrants, as applicable, will expire worthless.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2006	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carmel Vernia —————————————— Carmel Vernia	Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2006

/s/ Matty Karp —————————————— Matty Karp	Chairman	October 30, 2006

/s/ Dror Gad —————————————— Dror Gad	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	October 30, 2006