Form 10-Q
period 2006-10-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2006-12-12
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
October 31, 2006

Commission file number: 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3233358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Yahalom Tower
3a Jabotinsky St., Ramat Gan 52520
Israel
(Address of Principal Executive Offices and Zip Code)

972-9-9602049
(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 11, 2006

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of October 31, 2006 (Unaudited)
and July 31, 2006 (Audited)	F-2

Condensed Statements of Operations, for the three months ended
October 31, 2006 and 2005, and for the period from inception
(August 1, 2005) to October 31, 2006 (Unaudited)	F-3

Condensed Statement of Stockholders' Equity for the
period from inception (August 1, 2005) to July 31, 2006
and the three months ended October 31, 2006 (Unaudited)	F-4

Condensed Statements of Cash Flows, for the three months
ended October 31, 2006 and 2005, and for the period from inception
(August 1, 2005) to October 31, 2006 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6 - F-12

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	As of October 31, 2006 (Unaudited)	As of July 31, 2006 (Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,241,154	$1,516,996
Investments held in Trust
including interest receivable of $148,221 (Note 1)	52,160,236	51,721,077
Prepaid expenses	69,803	5,394

Total assets	$53,471,193	$53,243,467

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Accrued registration costs	$-	$150,860
Accrued expenses	65,309	33,631

Total current liabilities	65,309	184,491

Common stock, Class B subject to possible conversion,
(2,046,176 shares at conversion value) (Note 1)	10,426,831	10,333,191

Commitments (Note 4)

Stockholders' Equity (Notes 2, 5 and 6)
Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
Common stock, par value $.0001 per share,
40,000,000 shares authorized, 1,065,100 shares
issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 8,189,824 shares issued and outstanding (excluding 2,046,176 shares subject to possible conversion)	819	819
Additional paid-in-capital	42,716,071	42,809,711
Retained earnings (deficit) accumulated in the development stage	262,056	(84,852)

Total stockholders' equity	42,979,053	42,725,785

Total liabilities and stockholders' equity	$53,471,193	$53,243,467

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Operations
(Unaudited)

	For the three months ended October 31, 2006	For the three months ended October 31, 2005	Period from inception (August 1, 2005) to October 31, 2006

Revenue	$-	$-	$-

Operating expenses:
Professional fees	34,817	16,600	65,420
Delaware franchise tax (Note 3)	19,614	13,832	97,656
Other general and administrative expenses (Note 4)	55,585	402	62,406

Loss from operations	(110,016)	(30,834)	(225,482)

Interest Income	456,924	-	487,538

Income (loss) before provision for income taxes	346,908	(30,834)	262,056

Provision for income taxes (Note 3)	-	-	-

Net income (loss) for the period	$346,908	$(30,834)	$262,056

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(93,640)	-	(99,493)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$253,268	$(30,834)	$162,563

Weighted average Class B common shares outstanding subject to possible conversion	2,046,176	-

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.05	-

Weighted average number of shares outstanding, basic and diluted	9,254,924	100

Net income (loss) per share, basic and diluted	$0.03	$(308.34)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity for the period
from inception (August 1, 2005) to July 31, 2006 and for the three months ended October 31, 2006

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Deficit accumulated in the development stage	Total
	Shares	Amount	Shares	Amount

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion (unaudited)					(93,640)		(93,640)

Net income for the period (unaudited)						346,908	346,908

Balance, October 31, 2006 (unaudited)	1,065,100	$107	8,189,824	$819	$42,716,071	$262,056	$42,979,053

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended October 31, 2006	For the three months ended October 31, 2005	Period from inception (August 1, 2005) to October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$346,908	$(30,834)	$262,056
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(320,215)		(320,215)
Changes in operating assets and liabilities:
Increase in interest receivable in trust	(118,944)	-	(148,221)
Increase in prepaid expenses	(64,409)	-	(69,803)
Increase in accrued expenses	31,678	21,490	65,309

Net cash used in operating activities	(124,982)	(9,344)	(210,874)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(155,600,841)	-	(207,292,641)
Maturity of Securities held in trust	155,600,841	-	155,600,841

Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	500	500
Proceeds from issuance of warrants	-	247,500	247,500
Proceeds from sale of underwriters' purchase option	-	-	100
Deferred registration costs	-	(164,260)	-
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	(150,860)	-	42,568,390

Net cash (used in) provided by financing activities	(150,860)	83,740	53,143,828

Net (decrease) increase in cash and cash equivalents	(275,842)	74,396	1,241,154

Cash and cash equivalents
Beginning of period	1,516,996	-	-

End of period	$1,241,154	$74,396	$1,241,154

Supplemental disclosure of cash flow activities:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$-	$43,278	$-

Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

See Notes to Unaudited Condensed Financial Statements

NOTE 1	–	ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through October 31, 2006 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $52,160,236 including accrued interest of $148,221 is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.10 per share based on the value of the Trust Fund as of October 31, 2006. As a result of the Conversion Right, $10,426,831 relating to 2,046,176 shares of Class B Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of October 31, 2006. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and that holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 6).

NOTE 3	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (August 1, 2005) to July 31, 2006 included in the Company’s Form 10-K filed on October 30, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended October 31, 2006.

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

Franchise taxes incurred in the State of Delaware are included in general and administrative expenses.

NET INCOME PER SHARE – Net income per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the three months ended October 31, 2006 and 2005, and for the period from inception (August 1, 2005) through October 31, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at July 31, 2006 and October 31, 2006.

USE OF ESTIMATES – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS – The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 4	–	COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company is obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended October 31, 2006, and $27,580 for the period from Inception (August 1, 2005) to October 31, 2006.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended October 31, 2006.

NOTE 5	–	CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of October 31, 2006, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of October 31, 2006, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

NOTE 6	–	WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of October 31, 2006 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of October 31, 2006 there were 7,800,000 Class Z Warrants outstanding.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). On July 18, 2006, we completed our initial public offering (“IPO”) of 500,000 Series A Units (“Series A Units”) and 4,600,000 Series B Units (“Series B Units”). On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to the over-allotment option. Each Series A Unit consists of two shares of common stock, $.0001 par value per share (“Common Stock”) and ten Class Z warrants (“Class Z Warrants”), each to purchase one share of our Common Stock at a price of $5.00 per share. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share and two Class W Warrants, each to purchase one share of our Common Stock at a price of $5.00 per share. Our net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $52,895,728 which was net of $3,322,322 in underwriting and other expenses.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of our Form 10-K filed on October 30, 2006.

Results of Operations

Net income for the three months ended October 31, 2006 of $346,908 consisted of interest income on the Trust Fund investment of $437,821, and interest on cash and cash equivalents of $19,103, offset by professional fees of $34,817, $19,614 for Delaware franchise tax, and other operating expenses of $55,585, consisting of $22,500 for office space and other administrative expenses, $14,904 for officer liability insurance, and $15,614 for travel, and $2,567 for other operating expenses.

Net loss for the three months ended October 31, 2005 of $30,834 consisted of professional fees $16,600, $13,832 for Delaware franchise tax, and other operating expenses of $402.

Net income for the period from August 1, 2005 (inception) to October 31, 2006 of $262,056 consisted of interest income on the Trust Fund investment of $468,436, and interest on cash and cash equivalents of $19,102, offset by professional fees of $65,420, $97,656 for Delaware franchise tax, and other operating expenses of $62,406, consisting of $27,581 for office space and other administrative expenses, $14,904 for officer liability insurance, $15,614 for travel, and other operating expenses of $4,307.

Liquidity and Capital Resources

Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At October 31, 2006, we had cash outside of the trust account of $1,241,154, investments held in the trust account of $52,160,236, prepaid expenses and other assets of $69,803 and total current liabilities of $65,309.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until July 11, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $1,241,154 as of October 31, 2006, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Contractual Obligations and Commitments

Commencing on July 11, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 and $27,581 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended October 31, 2006, and for the period from August 1, 2005 (inception) to October 31, 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4.	Control and Procedures

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2006. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

        Exhibits

Exhibit No.	Description

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2006	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer

By: /s/ Dror Gad —————————————— Dror Gad Chief Financial Officer