Form 10-K
period 2007-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2007-10-09
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended
July 31, 2007

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

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $46,040,772 (common stock and Class B common stock).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 4, 2007

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

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

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, where deemed appropriate by our management. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business. However, we would weigh the risks of potential liability and amount of exposure to the trust fund against the attractiveness of the particular business opportunity in making any such decision.

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

        Fair market value of target business

        The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. To this end, we may seek to raise additional funds through the sale of our securities or through loan arrangements if such funds are required to consummate such a business combination. While we have not engaged, retained or entered into any agreements with any third party regarding any such potential financing transactions, we have had non-binding discussions with a certain third party which our management may retain should they determine it to be necessary. If we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

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

        Conversion rights

        At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his, her or its shares of Class B common stock converted to cash if he, she or it votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund inclusive of any interest (calculated as of two business days prior to the proposed consummation of the business combination), divided by the number of Class B shares sold in our initial public offering. Including interest earned on the trust fund, the per-share conversion price was $5.25 per share as of September 25, 2007. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. The funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his, her or its stock into his, her or its share of the trust fund still has the right to exercise the Class W warrants that he, she or it received as part of the Series B units. We will not complete any business combination if Class B stockholders, owning 20% or more of the Class B shares outstanding, both vote against the business combination and exercise their conversion rights.

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

        The distribution per Class B share, including interest earned on the trust fund, was $5.25 per share as of September 25, 2007. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. If we are unable to complete a business combination and are forced to dissolve and distribute the proceeds held in trust to our Class B stockholders, each of our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. Moreover, because our offices are located in Israel, it is likely that the vendors and other entities with which we do business will be located in Israel and prospective target businesses will likely have operations or facilities in Israel. We therefore expect that most claims that could be brought against us would be brought under Israeli law and/or in Israeli courts and will be outside the indemnification obligations of our executive officers. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.25 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.25 per share.

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

Competition

         In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 83 blank check companies in the United States seeking to carry out a business plan which is similar to ours which have more than $8.4 billion in trust. Of these companies, 26 have announced that they have entered into a definitive agreement but have not yet consummated their acquisitions and 52 companies are currently actively searching to acquire a target business, the remaining 5 have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return the trust proceeds to their stockholders. Fortissimo Acquisition Corp., Pinpoint Advance Corp., and Advanced Technology Acquisition Corp. are blank check companies which consummated their public offerings in October 2006, April 2007 and June 2007, respectively, with approximately $26 million, $25 million and $170 million, respectively, placed in trust, are also targeting companies with operations or facilities located in Israel or operations outside of Israel which their managements believe would benefit from establishing operations or facilities in Israel.

        In addition, there are approximately 51 public offerings of blank check companies currently in registration, with approximately $7.8 billion which would be placed in trust, from which we may encounter competition. There are likely to be more blank check companies filing registration statements for initial public offerings following the date of this report and prior to the completion of a business combination. Additionally, we will be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

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

Facilities

        We maintain our executive offices at Yahalom Tower (28th Floor), 3a Zabotinski St., Ramat Gan 52520, Israel. The cost for this space is included in the $7,500 per-month fee that Danash Investment and Management Ltd. charges us for general and administrative services pursuant to a letter agreement between us and Danash Investment and Management Ltd., an affiliate of Mr. Dror Gad, our Chief Financial Officer, Executive Vice President and Director. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

        We have three executive officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of the business combination process that the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

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

        We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel. We have entered into non-binding discussions with several prospective acquisition candidates. We have no present revenue and will not generate any revenue until, at the earliest, after the consummation of a business combination.

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

        Based upon publicly available information, we have identified 117 blank check companies which have gone public in the United States since August 2003, of which 34 have completed a business combination, 26 of which have announced that they have entered into a definitive agreement for a business combination but have not consummated such business combination and 5 of which have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return the trust proceeds to their stockholders. The remaining 52 blank check companies have more than $5.8 billion in trust and are seeking to complete business combinations. Fortissimo Acquisition Corp., Pinpoint Advance Corp., and Advanced Technology Acquisition Corp., are blank check companies which consummated their public offerings in October 2006, April 2007 and June 2007, respectively, with approximately $26 million, $25 million and $170 million, respectively, placed in trust, are also targeting companies with operations or facilities located in Israel or operations outside of Israel which their managements believe would benefit from establishing operations or facilities in Israel.

        Furthermore, we have identified approximately 51 additional offerings for blank check companies in the United States that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of the blank check companies must complete their respective business combinations in specific industries, a number of them may consummate their business combinations in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders from the trust fund following stockholder approval of the plan of dissolution could be less than $5.25 per share.

        Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust fund for the benefit of the holders of our Class B common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the trust fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust fund for any reason. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to the holders of our Class B common stock, our executive officers Matty Karp, Carmel Vernia and Dror Gad, have agreed that they will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock and we cannot assure you that the per-share distribution from the trust fund will not be less than $5.25 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.25 per share.

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

        Lior Samuelson, one of our advisors, had previous contractual and fiduciary obligations to present business opportunities to Mercator Partners Acquisition Corp., a blank check company similar to us which sought to acquire an operating business. Mr. Samuelson’s obligations terminated in October, 2006 when he resigned from his positions as Executive Vice President and director of Meractor Partners following the consummation of its business combination. However, any of our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, Mr. Samuelson has had, and our officers and directors may have in the future, conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

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

        We expect to encounter intense competition from other entities with business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. The fact that only 34 of the 117 blank check companies that have gone public in the United States since August 2003 have completed a business combination and an additional 26 of such companies have entered into either a definitive agreement or a letter of intent for a business combination may indicate that there are only a limited number of attractive target businesses available to entities such as our company or that many privately held target businesses are not inclined to enter into a business combination with a blank check company. If we are unable to consummate a business combination with a target business within the prescribed time period, we will be forced to liquidate and, in such case, the holders of our Series A units or shares of our common stock will lose their entire investment.

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

Not applicable.

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

        No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended July 31, 2007.

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

        The closing high and low sales prices of our Series A Units and Series B Units, as reported by the OTC Bulletin Board, for the periods indicated as follows:

Period Ending	Common Stock			Class B Common Stock		Class W Warrants		Class Z Warrants			Series A Units		Series B Units
	High		Low	High	Low	High	Low	High		Low	High	Low	High	Low

2007
July 31	$	N/A	N/A	$5.06	$5.00	$0.23	$0.19	$	N/A	N/A	$6.80	$6.40	$10.60	$10.40
April 30		1.85	1.75	5.03	4.80	0.26	0.20		N/A	N/A	7.40	6.80	10.40	10.00
January 31		2.00	1.90	4.83	4.70	0.3	0.2		0.5	0.5	7.00	5.50	10.27	9.65
2006
October 31		N/A	N/A	4.75	4.65	N/A	N/A		N/A	N/A	7.50	6.75	10.00	9.75

        The trading of our securities, especially our Class W and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of September 19, 2007, there were 2 stockholders of record of our common stock, 1 stockholder of record of our Class B common stock, 8 holders of record of Class W warrants, 8 holders of record of our Class Z warrants, 1 holder of record for our Series A Units and 1 holder of record of our Series B Units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

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

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financials statements, which have been audited by Ziv Haft, a BDO Member firm, an independent registered public accounting firm, as indicated in their reports included elsewhere herein.

	Year Ended 07/31/2007	Period from inception (August 1, 2005) to 07/31/2006	Period from inception (August 1, 2005) to 07/31/2007

Statement of Operations Data:
Revenue	$-	$-	$-
Operating loss	(401,011)	(115,466)	(516,477)
Interest income	1,880,286	30,614	1,910,900
Net income (loss)	1,479,275	(84,852)	1,394,423
Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(369,496)	(5,853)	(375,349)
Net loss attributed to other Class B stockholders
and common stockholders	1,109,779	(90,705)	1,019,074

Earnings per share data:
Weighted average Class B common shares outstanding
subject to possible conversion	2,046,176	-	2,046,176
Net income per Class B common share, basic and diluted:
subject to possible conversion	$0.18	$-	$0.18
Weighted average basic and diluted shares outstanding	9,254,924	363,388	9,618,312
Net income (loss) per share, basic and diluted:	$0.12	$(0.25)	$0.11

Other Financials Data:
Net cash used in operating activities	$(242,280)	$(85,892)	$(328,172)
Cash used in investing activities	-	(51,691,800)	(51,691,800)
Net proceeds from public offering allocable to
stockholders' equity	-	42,568,390	42,568,390
Portion of net proceeds from public offering allocable to
Common Stock subject to possible conversion	-	10,327,338	10,327,338
Cash flows from financing activities	$(150,860)	$53,294,688	$53,143,828

	July 31, 2007	July 31, 2006

Selected Balance Sheet Data:
Cash and cash equivalents	$1,123,856	$1,516,996
Investment held in Trust Fund	53,540,204	51,721,077
Total assets	54,672,826	53,243,467
Common stock subject to possible conversion	10,702,687	10,333,191
Total stockholders' equity	43,835,564	42,725,785

Management's Discussion and Analysis of Financial Condition and Results of operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel.

On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to the over-allotment option. Each Series A Unit consists of two shares of common stock, $.0001 par value per share, ten Class Z warrants, each to purchase one share of our Common Stock at a price of $5.00 per share. Each Series B Unit consists of two shares of Class B Common Stock, $.0001 par value per share, two Class W Warrants, each to purchase one share of our Common Stock at a price of $5.00 per share. Our net proceeds from the initial public offering, including the exercise of the over allotment option, totaled $52,895,728 which was net of $3,292,476 in underwriting and other expenses.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

Net income for the year ended July 31, 2007 of $1,479,275 consisted of interest income on the Trust Fund investment of $1,817,789 and interest on cash and cash equivalents of $62,497, offset by professional fees of $128,981, Delaware franchise taxes of $65,795 and other operating expenses of $206,235, which consist of $90,000 for a monthly administrative services agreement with an affiliate, $74,904 for insurance, $33,594 for travel, and $7,737 for other expenses.

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

Net income for the period from inception (August 1, 2005) to July 31, 2007 of $1,394,423 consisted of interest income on the Trust Fund investment of $1,848,404 and interest on cash and cash equivalents of $62,496, offset by professional fees of $159,584, Delaware franchise taxes of $143,837 and other operating expenses of $213,056, consisting of $95,081 for a monthly administrative services agreement with an affiliate, $74,904 for insurance, $33,594 for travel, and $9,477 for other expenses.

Liquidity and Capital Resources

We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51.7 million was deposited into the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the Trust Fund to operate through July 11, 2008, assuming that a business combination is not consummated during that time. At July 31, 2007, our cash balance was $1,123,856. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements

As of July 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Administrative services agreement(1)	84,919	84,919	-	-	-

Total	$84,919	$84,919	$-	$-	$-

Commencing on July 11, 2006, the effective date of the Offering, we were obligated to pay an affiliate of our chief financial officer, $7,500 per month for office, secretarial and administrative services. Included in other general and administrative expenses in the Statements of Operations are amount of $90,000, $5,081 and $95,081 for such services for the year ended July 31, 2007, the period from inception (August 1, 2005) thru July 31, 2006 and the period from inception (August 1, 2005) thru July 31, 2007, respectively.

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

Investments – Investments held in the Trust Fund consist of municipal money market securities with maturities of up to 30 days. Such securities generate current income which is exempt from US Federal income tax and therefore no provision for income taxes is required for the period ended July 31, 2007.

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

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2007. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

        Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

        Our current directors, executive officers and special advisors are as follows:

Name	Age	Position

Matty Karp	58	Chairman
Carmel Vernia	55	Chief Executive Officer and Director
Dror Gad	41	Executive Vice President, Chief Financial Officer and Director
Lior Samuelson	59	Senior Advisor
George Hervey	61	Senior Advisor

        Matty Karp has been our Chairman since our inception. In 1997, Mr. Karp co-founded Concord Ventures, an Israeli venture capital fund focused on Israeli early-stage technology companies, and has served as its Managing Partner since its formation. From 1994 to June 1999, Mr. Karp served as Chief Executive Officer of Kardan Technologies, Ltd., a technology investment company, and continued to serve as a Director until October 2001. From 1994 to 1997, Mr. Karp served as the President of Nitzanim Venture Fund, an Israeli venture capital fund focused on early-stage high technology companies. From 1987 to 1994, Mr. Karp served as Corporate Vice President for Business Development, Marketing and Sales, General Manager of the Airborne Systems Division and Head of the Systems and Products Group at Elbit Computers Ltd., an Israeli high-tech company with a worldwide presence in the defense and healthcare sectors. Mr. Karp has served on the board of directors of Galileo Technology Ltd. (1994 to 2001), which was acquired by Marvel Technology Group, Ltd., a Nasdaq listed company; Accord Networks Ltd. (1994 to 2001), which was acquired by Polycom Inc., a Nasdaq listed company; and Saifun Semiconductors (2000 to present), a Nasdaq listed company. Mr. Karp has also served on the board of directors of El Al Israel Airlines from 2000 to 2003. He also served as a jet fighter pilot in the Israeli Airforce. Mr. Karp received a B.S., cum laude, in Electrical Engineering from the Technion - Israel Institute of Technology and is a graduate of the Harvard Business School Advanced Management Program.

        Carmel Vernia has been our Chief Executive Officer and a Director since our inception. Since January 2005, Mr. Vernia has been managing his private investment portfolio. From June 2003 to January 2005, Mr. Vernia served as the Chairman of the board of directors and Chief Executive Officer of Tower Semiconductor Ltd., a silicon foundry based in Israel. From 2000 to May 2002, Mr. Vernia served as the Chief Scientist in the Government of Israel's Ministry of Industry and Trade. Following his service as Chief Scientist from June 2002 until May 2003, Mr. Vernia did not hold any positions, as he was subject to a mandatory one year cooling period under Israeli law during which he was not allowed to work for or receive any benefit from any organization that benefited in any way from his decisions while in his government position. From 1984 until April 2000, Mr. Vernia was employed by Comverse Technology Inc., a Nasdaq listed company that is one of the world's leading suppliers of voicemail systems and other value added services to wireless and wireline telecom operators, including as its Chief Operating Officer from 1994 to April 2000, as well as Chief Executive Officer of Verint Systems (from its inception in 1999 until April 2000), an independent subsidiary of Comverse Technology and a world leader in digital voice and video recording for communications and business intelligence, which later became an independent Nasdaq listed company. Mr. Vernia served on the board of directors of Comverse Technology from August 1997 until April 2000. Mr. Vernia also serves on the Executive Council of Tel Aviv University. Mr. Vernia received an M.S. in Electrical and Computer Engineering from the University of California, Davis, and a B.S. in Electrical Engineering from the Technion - Israel Institute of Technology.

        Dror Gad has been our Executive Vice President, Chief Financial Officer and Director since our inception. In January 2003, Mr. Gad founded Danash Management and Investments, an advisory business focused on the Israeli technology sector and has served as its Chairman since its formation. Mr. Gad currently serves on the board of directors of REIT 1 Ltd., a real-estate investment company listed on the Tel Aviv Stock Exchange. From 2000 until December 2002, Mr. Gad was the Chief Executive Officer of TechnoPlus Ventures Ltd., an Israeli venture capital investment company, listed on the Tel Aviv Stock Exchange. From 1997 to 1999, Mr. Gad served as a Vice President of the Property and Building Corporation, a Tel Aviv Stock Exchange listed company and subsidiary of the IDB Group, where he formed and headed the Project Finance Division. From 1995 to 1997, Mr. Gad served as an assistant to the Chief Executive Officer of IDB Holdings Corporation Ltd., a Tel Aviv Stock Exchange listed company. From 1984 to 1993, Mr. Gad served as a pilot in the Israeli Airforce, where he held various positions. Mr. Gad retired with the rank of Major (res.) and is an active F-16 pilot. From 1993 to 1995, Mr. Gad attended Tel Aviv University, from which he received a B.A., summa cum laude, in Economics and Management. Mr. Gad also received an Executive MBA. from the Kellogg-Recanati International program, a joint program of Northwestern University and Tel Aviv University.

        Lior Samuelson has been a Senior Advisor to us since August 2005. Mr. Samuelson served as Executive Vice President and Director of Mercator Partners Acquisition Corp., an OTC Bulletin Board listed blank check company, from the company’s formation in January, 2005 until the company’s consummation of a business combination in October, 2006. In 1999, Mr. Samuelson co-founded Mercator Capital L.L.C., a merchant and investment bank focused on communications, media and technology and has been a partner of it and its affiliates since formation. From 1997 until 1999, Mr. Samuelson was President and Chief Executive Officer of PricewaterhouseCoopers Securities. From 1994 to 1996, Mr. Samuelson served as Chief Executive Officer of Barents Group, a merchant bank and advisory firm specializing in assisting companies in emerging markets. In 1985, Mr. Samuelson joined PEG Group, a company that specialized in developing simulation software and services, which was sold to KPMG in 1986. Mr. Samuelson became a partner of KPMG in 1986, and served as a partner of KPMG until 1994. From 1980 until 1985, Mr. Samuelson served in a senior management position with Booz, Allen & Hamilton, a management consulting firm. Since August 2001, Mr. Samuelson has served as a Director of Deltathree, Inc., a Nasdaq listed internet telephony company, and, from April 2001 until June 2005, as a Director of Civcom, a privately held telecommunication equipment company. Mr. Samuelson received a B.S. and an M.S. from Virginia Tech.

        George Hervey has been a Senior Advisor to us since August 2005. Mr. Hervey joined Marvell Technology Group Ltd., or Marvell, a Nasdaq listed global semiconductor provider of high-performance analog, mixed-signal, digital signal processing and embedded microprocessor integrated circuits, in 2000. Until his retirement from Marvell in May 2007, Mr. Hervey served as its Vice President of Finance and Chief Financial Officer, and in a similar capacity for Marvell Semiconductor, Inc. From 1997 to 2000, Mr. Hervey served as Senior Vice President, Chief Financial Officer and Secretary for Galileo Technology Ltd., formerly a Nasdaq listed company, which Marvell acquired in January 2001. From 1992 to 1997, Mr. Hervey was Senior Vice President and Chief Financial Officer of S3 Incorporated, a designer and manufacturer of graphics and video accelerators for personal computers and related peripheral products. Mr. Hervey received a B.S. in Business Administration from the University of Rhode Island.

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

Conflicts of Interest and Other Information

        Potential investors should be aware of the following potential conflicts of interest:

—	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

—	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management's other affiliations, see the previous section entitled " - Directors and Executive Officers."

—	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

—	Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. Additionally, such individuals may purchase units in the open market. If such individuals purchase Series B units in the open market or Class B common stock in the open market, they would be entitled to vote as they choose on a proposal to approve a business combination and exercise conversion rights in connection therewith. These individuals may not have the same interests as other Class B common stockholders. For example, because our directors purchased warrants prior to the public offering, they may have a greater incentive than an investor who holds our Class B common stock to vote in favor of a business combination. This greater incentive stems from the fact that our directors would stand to lose their initial investment if a business combination were not effected during the designated time period, while an investor who owns only our Class B common stock would be entitled to recover his, her or its entire investments in the event no business combination was effected.

—	Our directors and officers may enter into consulting or employment agreements with us as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

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

        Until October, 2006, Mr. Samuelson, one of our senior advisors, was Executive Vice President and a director of Mercator Partners, Mr. Hackman, a warrantholder of ours, was President and a director of Mercator Partners, and Mr. Ballarini, a warrantholder of ours, was Chief Financial Officer, Treasurer and a director of Mercator Partners. Messrs. Samuelson, Hackman and Ballarini had each signed a letter agreement with Mercator Partners stating that, subject to any pre-existing fiduciary obligations, he would present to Mercator Partners for its consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of the consummation by Mercator Partners of a business combination, the liquidation of Mercator Partners' trust fund, or the time at which he ceases to serve as an officer and director of Mercator Partners. In October, 2006, based on publicly available information, Mercator Partners consummated a business combination, releasing Messrs. Samuelson, Hackman and Ballarini from their pre-existing fiduciary and contractual obligations at Meractor Partners (though as of the date of this report Mr. Hackman has remained a board member and Mr. Ballarini serves as the interim-CFO of the acquired business). Accordingly, as of October, 2006, Messrs. Samuelson, Hackman and Ballarini are no longer under a fiduciary and contractual obligation to present appropriate business opportunities to Mercator Partners prior to presenting those opportunities to us.

        Mr. Vernia, our Chief Executive Officer and a member of our board of directors, was the Chief Operating Officer of Comverse Technology, Inc., a Nasdaq listed company, from 1994 until April 2000, and a member of Comverse's board of directors from August 1997 until April 2000. According to Comverse's SEC filings, in May 2006 Comverse received a subpoena from the United States Attorney's Office for the Eastern District of New York in connection with the issuance, timing and pricing of stock option grants between 1995 and the present, and representatives of a special committee of Comverse's board of directors are cooperating with the SEC. According to a Current Report on Form 8-K filed by Comverse with the SEC on May 4, 2006, eight purported class action or derivative lawsuits have been filed against Comverse and certain of its current and former officers and directors relating to the option grants. One of the suits referenced in that Form 8-K names Mr. Vernia as a defendant. According to its SEC filings, Comverse's Remuneration and Stock Option Committee was responsible for approving compensation arrangements for senior management and administering the Company's stock option plans during the period that Mr. Vernia served as a director of Comverse. Mr. Vernia has advised us that he was never a member of Comverse's Remuneration and Stock Option Committee.

        To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our existing securityholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Item 11.	Executive Compensation

        No executive officer, nor director has received any cash or deferred compensation, nor received any stock for services rendered during the period covered by this report, nor have we provided any form of retirement or pension benefits to them. During the period covered by this report we have not employed any personnel. Commencing on the effective date of this prospectus through the acquisition of a target business, we will pay Danash Investment and Management Ltd., an affiliate of Mr. Gad, a fee of $7,500 per month for providing us with office space and certain office and administrative services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gad compensation in lieu of a salary. No other initial security holder of ours is an officer, director or principal shareholder of Danash Investment and Management Ltd. Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial security holders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, they will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information regarding the beneficial ownership of our common stock and Class B common stock as of September 19, 2007, based on information known to us, with respect to the beneficial ownership of shares of our common stock or Class B common stock, by:

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

	Common Stock			Class B Common Stock
Name and Address of Beneficial Owner(1)	Number		Percent	Number	Percent

D.B. Zwirn & Co., L.P. (2)
745 Fifth Avenue, 18th floor New York, NY 10151	__		__	800,000	7.82%

Andrew M. Weiss (3)
29 Commonwealth Avenue
Boston Mass. 02116	__		__	1,084,800	10.6%

Pequot Capital Management, Inc. (4) 500 Nyala Farm Road Westport, CT 06880	70,000		6.6%	800,000	7.82%

QVT Financial LP (5)
1177 Avenue of the Americas
New York, NY 10036	__		__	622,300	6.08%

Jonathan M. Glaser (6) 11601 Wilshire Boulevard Suite 2180 Los Angeles, CA 90025				783,500	7.7%

Daniel Albert David (6)
100 Drakes Landing
Suite 207
Greenbrae, CA 94904				583,500	5.7%

Roger Richter (6) One Sansome Street San Francisco, CA 94104				583,500	5.7%

Pacific Assets Management LLC (6)
100 Drakes Landing
Suite 207
Greenbrae, CA 94904				583,500	5.7%

Pacific Capital Management, Inc. (6) 100 Drakes Landing Suite 207 Greenbrae, CA 94904				583,500	5.7%

JMG Triton Offshore Fund, Ltd. (6)
Nemours Chambers
PO Box 3170
Road Town, Tortola BVI				583,500	5.7%

Dror Gad	100	%(7)	*	__	__

Matty Karp	__	(8)	*	__	__

Carmel Vernia	__	(9)	*	__	__

Lior Samuelson (11)	__	(10)	*	__	__

George Hervey	__	(12)	*	__	__

All executive officers and directors as
a group (3 persons)	100	%(13)	*	__	__

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is Yahalom Tower (28th Floor), 3a Jabotinski St., Ramat Gan 52520, Israel.

(2)	Based on information contained in a Schedule 13-G filed by D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, Daniel B. Zwirn, D.B. Zwirn Special Opportunities Fund, L.P. and D.B. Zwirn Special Opportunities Fund, L.P. on September 27, 2006, D.B. Zwirn & Co., L.P., DBZ GP, LLC, Zwirn Holdings, LLC, and Daniel B. Zwirn may each be deemed the beneficial owner of (i) 304,000 shares of our Class B Common Stock owned by D.B. Zwirn Special Opportunities Fund, L.P. and (ii) 496,000 shares of our Class B Common Stock owned by D.B. Zwirn Special Opportunities Fund, Ltd. (each entity referred to in (i) through (ii) is herein referred to as a “Fund” and, collectively, as the “Funds”).

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

(3)	Based on information contained in a Schedule 13-G filed on January 19, 2007, by Weiss Asset Management, LLC, Weiss Capital LLC, and Andrew M. Weiss, PH.D Andrew M. Weiss may be deemed the beneficial owner of 1,084,800 shares of our Class B Common Stock. These shares include shares beneficially owned by a private investment partnership of which Weiss Asset Management LLC is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital LLC, the Investment Manager of such private investment corporation.

(4)	Based on information contained in a Schedule 13-G filed on February 14, 2007.

(5)	Based on information contained in a Schedule 13-G filed on May 23, 2007, QVT Fund LP (the “Fund”) beneficially owns 617,370 shares of our Class B Common Stock.

QVT Financial LP (“QVT Financial”) is the investment manager for the Fund. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 4,930 shares of our Class B Common Stock. QVT Financial has the power to direct the vote and disposition of the shares of our Class B Common Stock held by each of the Fund and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 622,300 the shares of our Class B Common Stock, consisting of the shares owned by the Fund and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial.

QVT Associates GP LLC, as General Partner of the Fund, may be deemed to beneficially own the same number of shares of Common Stock reported by the Fund.

(6)	Based on information contained in a Schedule 13-G filed on June 4, 2007, the following entities each beneficially own 583,500 shares of our Class B Common Stock: Pacific Assets Management, LLC “PAM”); Pacific Capital Management, Inc (“PCM”); and JMG Triton Offshore Fund, Ltd. (the “JMG Fund”).

PAM is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. PAM is the investment adviser to the JMG Fund and PCM is a member of PAM. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PCM and PAM.

JMG Capital Management, LLC (“JMG LLC”) and JMG Capital Management, Inc. (“JMG Inc”) beneficially own 200,000 shares of our Class B Common Stock. Mr. Glaser is the control person of JMG, LLC and JMG Inc. In aggregate, Mr. Glaser beneficially owns 783,500 shares of our Class B Common Stock.

(7)	Does not include 1,159,714 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(8)	Does not include 1,317,858 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(9)	Does not include 1,581,428 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(10)	Does not include 247,500 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(11)	The business address of Mr. Samuelson is c/o Mercator Capital L.L.C., One Fountain Square, 11911 Freedom Drive, Suite 1080, Reston, Virginia 20190.

(12)	Does not include 148,500 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

(13)	Does not include 4,059,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are not exercisable and will not be exercisable within the next 60 days.

Item 13.	Certain Relationships and Related Transactions.

        Prior to the date of our initial public offering consummated on July 18, 2006, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 2,475,000 Class W warrants and 2,475,000 Class Z warrants for $247,500 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants	Relations hip to Us

Matty Karp	0	618,750	618,750	Chairman
Carmel Vernia	0	742,500	742,500	Chief Executive Officer and Director
Dror Gad	100	544,500	544,500	Chief Financial Officer, Executive Vice President and Director
David Silberg	0	123,750	123,750	Former Executive Vice President, Secretary and Director
George Hervey	0	74,250	74,250	Senior Advisor and Warrantholder
Lior Samuelson	0	123,750	123,750	Senior Advisor and Warrantholder
Rhodric C. Hackman	0	123,750	123,750	Warrantholder
David Ballarini	0	123,750	123,750	Warrantholder

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

        Danash Investment and Management Ltd., an affiliate of Mr. Gad has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it will make available to us office space and certain office and administrative services, as we may require from time to time. We have agreed to pay Danash Investment and Management Ltd. $7,500 per month for these services. Dror Gad is the sole shareholder of Danash Investment and Management Ltd. Consequently, Mr. Gad will benefit from this transaction to the extent of his interest in Danash Investment and Management Ltd. However, this arrangement is solely for our benefit and is not intended to provide Mr. Gad compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fees charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

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

        Any ongoing or future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our disinterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors will, if they determine necessary or appropriate, have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors (or, if there are no "independent" directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item14.	Principal Accounting Fees and Services.

Audit and Non-Audit Fees

        The following table sets forth the fees billed for the periods indicated for professional services rendered by ZIV HAFT ABDO member firm for the year 2007 and BDO Seidman, LLP for the years 2006 and 2007, our independent registered public accounting firms.

	Fiscal Year Ended July 31, 2007		Fiscal Year Ended July 31, 2006

Audit Fees	$33,000	(1)	$68,000	(2)
Audit-Related Fees	$6,000	(3)	$14,000	(4)
Tax Fees	$0		$0
All Other Fees	$0		$0

Total	$39,000		$82,000

(1)	Audit fees for the fiscal year ended July 31, 2007 related to the audit of our financial statements and for the fiscal year ended July 31, 2007, estimated to be $18,000 (including $5,000 to BDO Seidman LLP), and the quarterly reviews of financial statements included in our quarterly reports on Form 10-Q for the quarterly periods ended October 31, 2006, January 31, 2007 and April 30, 2007 aggregating $15,000.

(2)	Audit fees related to professional services rendered in connection with our initial public offering (financial statements included in our Registration Statement on Form S-1 and our Current Report on Form 8-K filed with the SEC on July 18, 2006), aggregating $54,000 (including expenses of $9,000) and, for the audit of our financial statements for the period from August 1, 2005 (date of inception) to July 31, 2006, estimated to be $14,000.

(3)	Audit-related fees for the fiscal year ended July 31, 2007 include professional services related to consultation on due diligence with respect to a proposed acquisition.

(4)	Audit-related fees for the fiscal year ended July 31, 2006 include professional services related to consultation on accounting matters during the registration process for our initial public offering.

Pre-Approval Policies and Procedures

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements.

        Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (3)

3.2	By-laws (1)

4.1	Specimen Series A Unit Certificate (2)

4.2	Specimen Series B Unit Certificate (2)

4.3	Specimen Common Stock Certificate (1)

4.4	Specimen Class B Common Stock Certificate (1)

4.5	Specimen Class W Warrant Certificate (4)

4.6	Specimen Class Z Warrant Certificate (4)

4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC (4)

4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (4)

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Matty Karp (3)

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Carmel Vernia (3)

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Dror Gad (3)

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lior Samuelson (1)

10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (3)

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)

(1)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 2 to Form S-1 Registration statement and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Registrant’s Amendment No. 7 to Form S-1 Registration statement and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Registrant’s Amendment No. 9 to Form S-1 Registration statement and incorporated herein by reference.

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)

INDEX

Report of Independent Registered Public Accounting Firm	F-2 - F-3

Financial Statements:

Balance Sheets as of July 31, 2007 and
July 31, 2006	F-4

Statements of Operations, for the year ended July 31, 2007,
for the period from inception (August 1, 2005) to
July 31, 2006, and for the period from inception
(August 1, 2005) to July 31, 2007	F-5

Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to July 31, 2006
and year ended July 31, 2007	F-6

Statements of Cash Flows, for year ended July 31, 2007,
for the period from inception (August 1, 2005) to
July 31, 2006 and for the period from inception
(August 1, 2005) to July 31, 2007	F-7

Notes to Financial Statements	F-8 - F-14

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheets of Israel Growth Partners Acquisition Corp. a corporation in the development stage (“The Company”) as of July 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (August 1, 2005) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of July 31, 2006, statements of operations, changes in stockholders’ deficit and cash flows for the period from August 1, 2005 (inception) to July 31, 2006. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the period from inception (August 1, 2005) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by January 18, 2008) or 24 months of the Company’s initial public offering (by July 18, 2008) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ziv Haft Certified Public Accountants (Isr.) A BDO member firm

Tel-Aviv, Israel
October 3, 2007

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

/s/ BDO Seidman, LLP —————————————— BDO Seidman, LLP New York, New York October 24, 2006

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Balance Sheets

	As of July 31, 2007	As of July 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$1,123,856	$1,516,996
Investments held in Trust
including interest receivable of $151,773, and $29,277 (Note 1)	53,540,204	51,721,077
Interest receivable	1,025	-
Prepaid expenses	7,741	5,394

Total assets	$54,672,826	$53,243,467

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued registration costs	$-	$150,860
Accrued expenses	134,575	33,631

Total current liabilities	134,575	184,491

Common stock, Class B subject to possible conversion,
(2,046,176 shares at conversion value) (Note 1)	10,702,687	10,333,191

Commitments (Note 5)

Stockholders' Equity (Notes 2, 6 and 7)
40,000,000 shares authorized, 1,065,100 shares
issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 8,189,824 shares issued
and outstanding (excluding 2,046,176 shares subject to
possible conversion)	819	819
Additional paid-in-capital	42,440,215	42,809,711
Retained earnings (deficit) accumulated in the development stage	1,394,423	(84,852)

Total stockholders' equity	43,835,564	42,725,785

Total liabilities and stockholders' equity	$54,672,826	$53,243,467

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Operations

	Year Ended July 31, 2007	Period from inception (August 1, 2005) to July 31, 2006	Period from inception (August 1, 2005) to July 31, 2007

Revenue	$-	$-	$-

Operating expenses:
Professional fees	128,981	30,603	159,584
Delaware franchise tax (Note 4)	65,795	78,042	143,837
Other general and administrative expenses (Note 5)	206,235	6,821	213,056

Loss from operations	(401,011)	(115,466)	(516,477)

Interest Income	1,880,286	30,614	1,910,900

Income (loss) before provision for income taxes	1,479,275	(84,852)	1,394,423

Provision for income taxes (Note 4)	-	-	-

Net income (loss) for the period	$1,479,275	$(84,852)	$1,394,423

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(369,496)	(5,853)	(375,349)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$1,109,779	$(90,705)	$1,019,074

Weighted average Class B common shares outstanding subject to possible conversion	2,046,176	-

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.18	$-

Weighted average number of shares outstanding, basic and diluted	9,254,924	363,388

Net income (loss) per share, basic and diluted	$0.12	$(0.25)

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statement of Stockholders' Equity

	Common Stock		Common Stock, Class B		Additional Paid -In Capital	Deficit accumulated in the development stage	Total
	Shares	Amount	Shares	Amount

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common
stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Statements of Cash Flows

	For the year ended July 31, 2007	Period from inception (August 1, 2005) to July 31, 2006	Period from inception (August 1, 2005) to July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$1,479,275	$(84,852)	$1,394,423
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,696,631)	-	(1,696,631)
Changes in operating assets and liabilities:
Increase in interest receivable in trust	(122,496)	(29,277)	(151,773)
Increase in accounts receivable - interest	(1,025)	-	(1,025)
Increase in prepaid expenses	(2,347)	(5,394)	(7,741)
Increase in accrued expenses	100,944	33,631	134,575

Net cash used in operating activities	(242,280)	(85,892)	(328,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(630,479,876)	(51,691,800)	(682,171,676)
Maturity of Securities held in trust	630,479,876	-	630,479,876

Net cash used in investing activities	-	(51,691,800)	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	500	500
Proceeds from issuance of warrants	-	247,500	247,500
Proceeds from sale of underwriters' purchase option	-	100	100
Deferred registration costs	-	-	-
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	10,327,338	10,327,338
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	(150,860)	42,719,250	42,568,390

Net cash (used in) provided by financing activities	(150,860)	53,294,688	53,143,828

Net increase in cash and cash equivalents	(393,140)	1,516,996	1,123,856

Cash and cash equivalents
Beginning of period	1,516,996	-	-

End of period	$1,123,856	$1,516,996	$1,123,856

Supplemental disclosure of cash flow activities:

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

Supplemental disclosure of non-cash financing activities:
Accrued registration costs	$-	$150,860	$-

Fair value of underwriter purchase option included in offering costs	$-	$641,202	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$(369,496)	$(5,853)	$(375,349)

See Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the "Company") was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company's management believes would benefit from establishing operations or facilities in Israel (a "Target Business"). All activity from inception (August 1, 2005) through July 31, 2007 related to the Company's formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

The registration statement for the Company's initial public Offering ("Offering") was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company's management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a "Business Combination"). An amount of $53,540,204 including accrued interest of $151,773 is being held in an interest-bearing trust account ("Trust Fund") to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the "Target Business Acquisition Period"). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

Both the common stock and the Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, in the event it receives stockholder approval for its plan of dissolution, the Company's Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Common stockholders will not receive any of the proceeds from the Trust Fund should a Business Combination not be consummated.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.23 per share based on the value of the Trust Fund as of July 31, 2007. As a result of the Conversion Right, $10,702,687 (including accretion of $375,349) relating to 2,046,176 shares of Class B Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of July 31, 2007. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and the holders owning 20% or more of the outstanding Class B common stock do no exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

NOTE 2 - OFFERING

In the Offering, effective July 11, 2006, the Company sold to the public an aggregate of 532,500 Series A Units (the "Series A Units" or a "Series A Unit") and 5,118,000 Series B Units (the "Series B Units" or a "Series B Unit") at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering, totaled approximately $52.9 million, which was net of approximately $3.3 million in underwriting expenses and other registration costs incurred through July 26, 2006. Each Series A Unit consists of two shares of the Company's common stock, and ten Class Z Warrants (each a "Class Z Warrant"). Each Series B Unit consists of two shares of the Company's Class B common stock, and two Class W Warrants (each a "Class W Warrant").

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on July 10, 2011 or earlier upon redemption. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the "Underwriter's Purchase Option" or "UPO") to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 7).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INVESTMENTS - Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended July 31, 2007.

INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based in enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per Class B share subject to possible conversion is calculated by dividing the accretion relating to the Class B common stock during the period by the 2,046,176 weighted average shares subject to conversion. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO is antidilutive, they have been excluded from the Company’s computation of diluted net income per share. Therefore, basic and diluted loss per share were the same for the period from inception (August 1, 2005) to July 31, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying balance sheets at July 31, 2007.

The company accounts for derivative instruments in accordance with SFAS No.133 "Accounting for Derivative instruments and Hedging Activities," As amended, ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designated are based on the exposures hedged. Changes in the fair value of the derivative instruments which are not designated as hedges are recognized in earnings as other income (loss).

USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS – In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN48 is not expected to have a material impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - TAXES

Income Taxes

Significant components of the Company's future tax assets are as follows:

Tax effect of the operating loss carryforward	$147,000
Other deferred tax assets	$3,000
Less valuation allowance	$(150,000)

Totals	$-

Management has recorded a full valuation allowance against its deferred tax assets because it believes it is not more likely than not that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2027.

Other

Included in operating expenses for are $65,795, $78,042 and $143,837 for Delaware franchise tax for the year ended July 31, 2007, the period from inception (August 1, 2005) through July 31, 2006 and the period from inception (August 1, 2005) through July 31, 2007, respectively.

NOTE 5 - COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company is obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. Included in other general and administrative expenses in the accompanying Statements of Operations are amount of $90,000, $5,081 and $95,081 for such services for the year ended July 31, 2007, the period from inception (August 1, 2005) through July 31, 2006 and the period from inception (August 1, 2005) through July 31, 2007, respectively.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services have been provided to date.

NOTE 6 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of July 31, 2007, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of July 31, 2007, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial securityholders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to July 31, 2007, no income (loss) was recorded related to recording the derivative to market value as their was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of July 31, 2007 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of July 31, 2007 there were 7,800,000 Class Z Warrants outstanding.

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

Date: October 9, 2007	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carmel Vernia —————————————— Carmel Vernia	Chief Executive Officer and Director (Principal Executive Officer)	October 9, 2007

/s/ Matty Karp —————————————— Matty Karp	Chairman	October 9, 2007

/s/ Dror Gad —————————————— Dror Gad	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	October 9, 2007