Form 10-K/A
period 2007-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2008-05-15
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1

To

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error in the report of our independent registered public accountants, Ziv Haft a BDO Member Firm, in our original Annual Report on Form 10-K filed on October 9, 2007 (Original Report). The typographical error was an erroneous statement in the Original Report that Ziv Haft audited our balance sheets as of July 31, 2006, which was incorrect because such balance sheets were audited by our previous auditors, BDO Seidman, LLP, whose report also appeared in the filing on October 9, 2007.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of the revised report. We are also including in this amendment updated certifications of our principal executive and principal financial officers.

This Amendment No. 1 to our Annual Report on Form 10-K as originally filed on October 9, 2007 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheets of Israel Growth Partners Acquisition Corp. a corporation in the development stage (The “Company”) as of July 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended and for July 31, 2007 and for the period from inception (August 1, 2005) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations, changes in stockholders’ deficit and cash flows for the period from August 1, 2005 (inception) to July 31, 2006. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the report of other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007, and the results of its operations and its cash flows for the year ended July 31, 2007 and for the period from inception (August 1, 2005) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ziv Haft Certified Public Accountants (Isr.) a BDO member firm

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per Class B share subject to possible conversion is calculated by dividing the accretion relating to the Class B common stock during the period by the 2,046,176 shares subject to conversion. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO is antidilutive, they have been excluded from the Company’s computation of diluted net income per share. Therefore, basic and diluted loss per share were the same for the period from inception (August 1, 2005) to July 31, 2007.

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

Date: May 15, 2008	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carmel Vernia —————————————— Carmel Vernia	Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2008

/s/ Matty Karp —————————————— Matty Karp	Chairman	May 15, 2008

/s/ Dror Gad —————————————— Dror Gad	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	May 15, 2008

Item 15. Exhibits

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)