Form 10-Q
period 2008-04-30
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2008-06-16
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
April 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)

INDEX

Condensed Financial Statements:

Condensed Balance Sheets as of April 30, 2008 (unaudited) and July 31, 2007 (audited)	F-2

Condensed Statements of Operations, for the three months ended
April 30, 2008 and 2007, for the nine months ended
April 30, 2008 and 2007, for the period from inception (August 1, 2005)
to April 30, 2007, and for the period from inception
(August 1, 2005) to April 30, 2008 (Unaudited)	F-3

Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to July 31, 2007 and the nine months ended April 30, 2008 (unaudited)	F-4

Condensed Statements of Cash Flows, the nine months ended
April 30, 2008 and 2007 for the period from inception
(August 1, 2005) to April 30, 2007, and for the period from inception
(August 1, 2005) to April 30, 2008 (Unaudited)	F-5

Notes to Unaudited Condensed Financial Statements	F-6 - F-12

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	As of April 30, 2008 (Unaudited)	As of July 31, 2007 (Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$638,692	$1,123,856
Investments held in Trust
including interest receivable of $95,209, and $151,773 (Note 1)	54,766,502	53,540,204
Interest receivable	-	1,025
Prepaid expenses	19,568	7,741

Total assets	$55,424,762	$54,672,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	351,779	134,575

Total current liabilities	351,779	134,575

Common stock, Class B subject to possible conversion,
( 2,046,176 shares at conversion value) (Note 1)	10,947,824	10,702,687

Commitments (Note 4)

Stockholders' Equity (Notes 2, 5 and 6)
40,000,000 shares authorized, 1,065,100 shares
issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 8,189,824 shares issued
and outstanding (excluding 2,046,176 shares subject to
possible conversion)	819	819
Additional paid-in-capital	42,195,078	42,440,215
Retained earnings accumulated in the development stage	1,929,155	1,394,423

Total stockholders' equity	44,125,159	43,835,564

Total liabilities and stockholders' equity	$55,424,762	$54,672,826

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Operations
(unaudited)

	For the three months ended		For the nine months ended		Period from inception (August 1, 2005) to	Period from inception (August 1, 2005) to
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Revenue	$-	$-	$-	$-	$-	$-

Operating expenses:
Professional fees	316,418	24,921	540,270	98,394	699,854	128,997
Delaware franchise tax	15,781	15,240	25,314	49,709	169,151	127,751
Other general and administrative expenses (Note 4)	65,686	46,319	151,635	151,767	364,692	158,588

Loss from operations	(397,885)	(86,480)	(717,219)	(299,870)	(1,233,697)	(415,336)

Interest Income	320,349	461,348	1,251,951	1,388,460	3,162,851	1,419,074

Income (loss) before provision for income taxes	(77,536)	374,868	534,732	1,088,590	1,929,154	1,003,738
Provision for income taxes	-	-	-	-	-	-

Net income (loss) for the period	$(77,536)	$374,868	$534,732	$1,088,590	$1,929,154	$1,003,738

Accretion of Trust Fund relating to Class B
common stock subject to possible conversion	(63,061)	(83,671)	(245,137)	(268,241)	(620,486)	(274,094)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(140,597)	$291,197	$289,595	$820,349	$1,308,668	$729,644

Weighted average Class B common shares outstanding
subject to possible conversion	2,046,176	2,046,176	2,046,176	2,046,176

Net income per Class B common share subject to possible
conversion, basic and diluted	$0.03	$0.04	$0.12	$0.13

Weighted average number of shares outstanding, basic and diluted	9,254,924	9,254,924	9,254,924	9,254,924

Net income (loss) per share, basic and diluted	$(0.02)	$0.03	$0.03	$0.09

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to April 30, 2008

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
offering expenses and net of proceeds
of 10,333,190 allocable to
2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters'
purchase option	-	-	-	-	100		100

Accretion relating to Class B common
stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common
stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common
stock subject to possible conversion					(245,137)		(245,137)

Net income for the period (unaudited)						534,732	534,732

Balance, April 30, 2008	1,065,100	$107	8,189,824	$819	$42,195,078	$1,929,155	$44,125,159

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Cash Flows
(unaudited)

	For the nine months ended	For the nine months ended	Period from inception (August 1, 2005) to	Period from inception (August 1, 2005) to
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$534,732	$1,088,590	$1,929,156	$1,003,738
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,282,862)	(1,221,237)	(2,979,493)	(1,221,237)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	56,564	(120,640)	(95,209)	(149,917)
Decrease in accounts receivable - interest	1,025	-	-	-
Increase in prepaid expenses	(11,827)	(23,035)	(19,569)	(28,429)
Increase in accrued expenses	217,204	64,686	351,779	98,317

Net cash used in operating activities	(485,164)	(211,636)	(813,336)	(297,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(487,273,649)	(470,805,706)	(1,169,445,325)	(522,497,506)
Maturity of Securities held in trust	487,273,649	470,805,706	1,117,753,525	470,805,706

Net cash used in investing activities	-	-	(51,691,800)	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500	500
Proceeds from issuance of warrants	-	-	247,500	247,500
Proceeds from sale of underwriters' purchase option	-	-	100	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338	10,327,338
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	(150,860)	42,568,390	42,568,390

Net cash (used in) provided by financing activities	-	(150,860)	53,143,828	53,143,828

Net increase (decrease) in cash and cash equivalents	(485,164)	(362,496)	638,692	1,154,500

Cash and cash equivalents
Beginning of period	1,123,856	1,516,996	-	-

End of period	$638,692	$1,154,500	$638,692	$1,154,500

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$(245,137)	$(268,241)	$(620,486)	$(274,094)

See Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through April 30, 2008 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $54,766,502 including accrued interest of $95,209 is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”). In the event there is no Business Combination, the Company will dissolve and any remaining net assets, after the distribution of the Trust Fund to Class B stockholders, will be distributed to the holders of common stock sold in the Offering.

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

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B common stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of two business days prior to the proposed Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.35 per share based on the value of the Trust Fund as of April 30, 2008. As a result of the Conversion Right, $10,947,824 (including accretion of $620,486) relating to 2,046,176 shares of Class B Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock, Class B subject to possible conversion on the accompanying balance sheet as of April 30, 2008. In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and the holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment of any Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended to July 31, 2007 included in the Company’s Form 10-K filed on October 9, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended April 30, 2008.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through April 30, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at July 31, 2007 and April 30, 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS – In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements “SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The company is considering whether to adopt SFAS No. 159.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company is obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 for the three months ended April 30, 2008 and $67,500 for the nine months ended April 30, 2008 is included in general and administrative expenses on the accompanying condensed statements of operations and $162,581 for period from Inception (August 1, 2005) to April 30, 2008.

Financial Advisory Services

HCFP has been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company will pay HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination.

Solicitation Services

The Company has engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company will pay HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended April 30, 2008.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of April 30, 2008, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of April 30, 2008, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

The Class W and Class Z Warrants outstanding prior to the offering are also subject to a registration rights agreement. On January 31, 2006, the Company and the initial security holders entered into a registration rights agreement and a letter agreement which revised the terms of the Company’s obligations under the warrant and registration rights agreement to clarify that the Company will only deliver unregistered common shares on the exercise of the warrants.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering may be exercised with cash on or prior to their respective expiration dates. Although the Company’s initial security holders may make a written demand that the Company file a registration statement, the Company is only required to use its best efforts to cause the registration statement to be declared effective and, once effective, only to use its best efforts to maintain its effectiveness. Accordingly, the Company’s obligation is merely to use its best efforts in connection with the registration rights agreement and upon exercise of the warrants, the Company can satisfy its obligation by delivering unregistered shares of common stock.

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to April 30, 2008, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of April 30, 2008 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial securityholders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of April 30, 2008 there were 7,800,000 Class Z Warrants outstanding.

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

NOTE 7 – RECENT SIGNIFICANT EVENTS

On March 6, the Company entered into a merger agreement with Negevtech Ltd., an Israeli company.

The merger, as set forth in the merger agreement, is subject to several conditions, including (a) the approval of the Company’s class B common stockholders and will only occur upon such approval if holders of less than 20% of the outstanding class B common stock shares exercise their conversion rights, (b) the approval of the Company’s common and class B common stock, voting together as a single class, and (c) the effectiveness of a registration on Form F-4 pursuant to which Negevtech’s ordinary shares shall be eligible for trading on the Over-the-Counter Bulletin Board (or shall have been listed for trading on NASDAQ). Negevtech is currently in the process of its application for effectiveness of its registration on Form F-4 to register its ordinary shares to be issued to IGPAC stockholders in the merger under the rules and regulations of the SEC. If approved by the required votes of the Company’s stockholders, and the remaining conditions in connection with the merger are satisfied, the transaction is expected to close in the third quarter of 2008. There can be no assurance that conditions to the merger will be satisfied and that the transaction will be approved by the Company’s stockholders.

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

Recent Developments

On March 6, the Company entered into a merger agreement with Negevtech Ltd., an Israeli company.

The merger, as set forth in the merger agreement, is subject to several conditions, including (a) the approval of the Company’s class B common stockholders and will only occur upon such approval if holders of less than 20% of the outstanding class B common stock shares exercise their conversion rights, (b) the approval of the Company’s common and class B common stock, voting together as a single class, and (c) the effectiveness of a registration on Form F-4 pursuant to which Negevtech’s ordinary shares shall be eligible for trading on the Over-the-Counter Bulletin Board (or shall have been listed for trading on NASDAQ). Negevtech is currently in the process of its application for effectiveness of its registration on Form F-4 to register its ordinary shares to be issued to IGPAC stockholders in the merger under the rules and regulations of the SEC. If approved by the required votes of the Company’s stockholders, and the remaining conditions in connection with the merger are satisfied, the transaction is expected to close in the third quarter of 2008. There can be no assurance that conditions to the merger will be satisfied and that the transaction will be approved by the Company’s stockholders.

Results of Operations

Net loss for the three months ended April 30, 2008 of $(77,536) consisted of interest income on the Trust Fund investment of $315,461, and interest on cash and cash equivalents of $4,888, offset by professional fees of $316,418, $15,781 for Delaware franchise tax, and other operating expenses of $65,686, consisting of $22,500 for office space and other administrative expenses, $15,000 for officer liability insurance, and $25,680 for travel, and $2,506 for other operating expenses.

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

Net income for the nine months ended April 30, 2008 of $534,732 consisted of interest income on the Trust Fund investment of $1,226,298, and interest on cash and cash equivalents of $25,653, offset by professional fees of $540,270, $25,314 for Delaware franchise tax, and other operating expenses of $151,635, consisting of $67,500 for office space and other administrative expenses, $46,109 for officer liability insurance, and $31,187 for travel, and $6,839 for other operating expenses.

Net income for the nine months ended April 30, 2007 of $1,088,590 consisted of interest income on the Trust Fund investment of $1,340,540, and interest on cash and cash equivalents of $47,920, offset by professional fees of $98,394, $47,709 for Delaware franchise tax, and other operating expenses of $151,767, consisting of $67,500 for office space and other administrative expenses, $54,904 for officer liability insurance, and $22,857 for travel, and $6,506 for other operating expenses.

Net income for the period from August 1, 2005 (inception) to April 30, 2008 of $1,929,154 consisted of interest income on the Trust Fund investment of $3,074,702, and interest on cash and cash equivalents of $88,149, offset by professional fees of $699,854, $169,151 for Delaware franchise tax, and other operating expenses of $364,692, consisting of $162,581 for office space and other administrative expenses, $121,014 for officer liability insurance, $64,781 for travel, and other operating expenses of $16,253.

Net income for the period from August 1, 2005 (inception) to April 30, 2007 of $1,003,738 consisted of interest income on the Trust Fund investment of $1,371,154, and interest on cash and cash equivalents of $47,920 offset by professional fees of $128,997, $127,751 for Delaware franchise tax, and other operating expenses of $158,588, consisting of $72,581 for office space and other administrative expenses, $54,904 for officer liability insurance, $22,857 for travel, and other operating expenses of $8,246.

Liquidity and Capital Resources

Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was placed in a trust account and the remaining proceeds became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. We expect to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target. At April 30, 2008, we had cash outside of the trust account of $638,692, investments held in the trust account of $54,766,502, prepaid expenses of $19,568 and total current liabilities of $351,779.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until July 18, 2008, assuming that a business combination is not consummated during that time. Of the funds held outside of the trust account totaling $638,692 as of April 30, 2008, we anticipate using these funds to cover legal and accounting fees, other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, and administrative expenses incurred prior to completing a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

Contractual Obligations and Commitments

Commencing on July 11, 2006, the effective date of the offering, the Company is obligated to pay an affiliate of the Company’s chief executive officer, $7,500 per month for office, secretarial and administrative services. An amount of $22,500 and $162,581 is included in general and administrative expenses on the accompanying condensed statements of operations for the three months ended April 30, 2008, and for the period from August 1, 2005 (inception) to April 30, 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4.	Control and Procedures

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2008. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

1. Incorporated by reference to exhibits filed with the Company's Form 8-K, filed with the Commission on March 6, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2008	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer

By: /s/ Dror Gad —————————————— Dror Gad Chief Financial Officer