Form 10-K
period 2008-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2008-10-31
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended
July 31, 2008

Commission file number: 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3233358
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

85 Medinat Hayehudim
Herzlia, Israel 46140

(Address of Principal Executive Offices and Zip Code) 972-9-9602040

(Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $54,137, 025 (common stock and Class B common stock).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

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

Introduction

        We were incorporated in Delaware as a blank check company on August 1, 2005, to serve as a vehicle for the acquisition of an operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel.

        We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust account with American Stock Transfer & Trust Company as trustee, or the Trust Fund, and the remaining $1.2 million was held outside of the Trust Fund.

        Our certificate of incorporation requires us to distribute to our Class B common stockholders the amount in our Trust Fund, including any accrued interest, if we do not effect a business combination as described in the registration statement for our IPO within 18 months after the consummation of our IPO (July 18, 2006), or within 24 months after the consummation of our IPO if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of our IPO and the business combination has not been consummated within such 18 month period.

        Our offices are located at 85 Medinat Hayehudim Herzlia, Israel 46140 and our telephone number is 972-9-960-2040.

        We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Acquisition Agreement

        In January 2008, we entered into a letter of intent to acquire Negevtech Ltd., which extended the time available to consummate a business combination to July 18, 2008. In March 2008, we entered into a definitive agreement to acquire Negevtech. On July 18, 2008, we announced that we and Negevtech had terminated our definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that we could consummate a transaction under our certificate of incorporation as amended. At that time, we also announced that we were commencing steps for the distribution of the proceeds of the Trust Fund to the holders of shares of our Class B common stock and evaluating alternatives that may be in the best interests of our stockholders, including our potential liquidation and dissolution.

Special Meeting of Stockholders

        After our announcement on July 18, 2008 and the end of our fiscal year ended July 31, 2008, FI Investment Group LLC, or FIIG, the largest holder of shares of our common stock, requested us to continue our corporate existence following distribution of the Trust Fund, rather than effecting a dissolution. On September 12, 2008, we entered into an agreement with FIIG in which we agreed to present to our stockholders, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain our corporate existence on the condition that the amendments provide for the prompt distribution of all proceeds in the Trust Fund to the holders of our Class B common stock.

        At the request of FIIG, our board of directors considered certain amendments to our certificate of incorporation that would (1) expressly allow us to distribute the funds in the Trust Fund to the Class B common stockholders and cancel the outstanding shares of our Class B common stock, without the requirement that we dissolve and liquidate, and (2) allow us to continue our corporate existence after the distribution of the Trust Fund by removing those provisions that would require us to dissolve or liquidate and that limit our status to a blank check company. After consideration, our board of directors has declared the advisability of such amendments to our certificate of incorporation, and has called a special meeting to allow stockholders to vote on the amendments. Information relating to this special meeting is included in our preliminary proxy statement on Schedule 14A, filed with the United States Securities and Exchange Commission, or SEC, on October 20, 2008, and described further below under the caption “Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”, and will be contained in a definitive proxy statement we plan to file and mail to our stockholders.

        If the proposals presented in the special meeting are not approved, then we will commence proceedings to dissolve, liquidate and wind up in accordance with our existing certificate of incorporation. As part of those proceedings, we will distribute the funds held in the Trust Fund to holders of the Class B common stock, subject to receipt of stockholder approval of a plan of distribution. For further information if we are required to dissolve and liquidate, please see below under “ – Plan of Dissolution and Liquidation”.

        Whether the proposals in the special meeting are approved or not approved (and if not approved after approval by our shareholders of a plan of dissolution and liquidation), we will distribute to all of our Class B stockholders, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in our Trust Fund, inclusive of any interest, and all then outstanding shares of Class B common stock will be automatically cancelled. There will be no distribution from the Trust Fund with respect to our common stock or our Class W and Class Z warrants. The amount available for distribution per share of Class B common stock, including interest earned on the Trust Fund, was approximately $5.39 per share as of September 30, 2008.

        If the proposals in the special meeting are approved, our common stock and all classes of warrants will remain outstanding. If the proposals in the special meeting are not approved and we dissolve and liquidate, we expect that, based on the amount of funds we currently hold outside of the Trust Fund and our anticipated liabilities, the amount that would be available for distribution to our common stockholders in liquidation, if any, would be less than $0.10 per share. Our warrant holders will not be entitled to any amount upon liquidation and dissolution.

        The proceeds deposited in the Trust Fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. Each of our executive officers have agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. Moreover, because our offices are located in Israel, it is likely that the vendors and other entities with which we do business will be located in Israel and prospective target businesses will likely have operations or facilities in Israel. We therefore expect that most claims that could be brought against us would be brought under Israeli law and/or in Israeli courts and will be outside the indemnification obligations of our executive officers. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot assure you that the per-share distribution from the Trust Fund will not be less than $5.39 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.39 per share.

Management

        Our board of directors intend to continue serving as directors of IGPAC through the distribution of the assets of the Trust Fund to our Class B common stockholders. Pursuant to our agreement with FIIG, FIIG has the right to designate a person to be appointed to our board of directors, and we have agreed to obtain the resignation of each of our current directors which would take effect only if the proposals in the special meeting are approved and after the distribution of the assets of the Trust Fund to our Class B common stockholders. Upon the effectiveness of such resignations, the composition of our board of directors would change and FIIG would have appointed the remaining director on our board of directors. It is likely that our management would change following such a change in composition of our board of directors.

        If the proposals put forth for a vote in the special meeting of shareholders are approved, FIIG would become the owner of a majority of our outstanding capital stock, as a result of the proposal which distributes the Trust Fund and to our Class B common stockholders and cancels the outstanding shares of our Class B common stock. Based on information contained in a Schedule 13D filed by FIIG and Frank Islam on August 6, 2008, FIIG and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock, representing approximately 50.2%, or a majority, of the outstanding shares of our common stock. As a result, our board of directors would likely consist of persons approved by FIIG in any election of directors. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Changes in Control”.

        In addition, in light of the possibility of the Company’s new, broader investment focus beyond our initial requirement for a target business to be located in Israel or a company located out of Israel which management believes would benefit from establishing operations or facilities in Israel, and the expectation that the Company will raise additional capital to fund ongoing operations, it is likely that the composition of our board of directors will change to include representation by or with respect to the individuals or institutions providing that additional capital. Any changes in the Company’s management will be promptly reported by the Company as required.

Plan of Dissolution and Liquidation

        We currently believe that, if we are required to dissolve and liquidate because the proposals in the special meeting are not approved, the following would occur:

–	our board of directors will convene and adopt a specific plan of dissolution, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution as well as the board’s recommendation of such plan;

–	we would file our preliminary proxy statement with the Securities and Exchange Commission relating to such dissolution and liquidation;

–	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and approximately 30 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and distribution; and

–	if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days after the filing of such proxy statement. We would then mail the definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and distribution.

        We expect that all costs associated with the implementation and completion of our plan of dissolution will be funded by any remaining net assets outside of the Trust Fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate either our initial stockholders will advance us the funds necessary to complete such dissolution and liquidation or we will be dissolved by court order.

        In the event we seek stockholder approval for a plan of dissolution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Holders of a majority of our outstanding common stock must approve our dissolution in order for us to distribute the proceeds of the Trust Fund to our Class B common stockholders, and to distribute our remaining net assets, if any, to our common stockholders.

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

Competition

        In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

        Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

        If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Facilities

        Until October 12, 2008 we maintained our executive offices at Yahalom Tower (28th Floor), 3a Zabotinski St., Ramat Gan 52520, Israel. Since August 1, 2005 and continuing through October 12, 2008, we paid Danash Investment and Management Ltd., an entity owned solely by Dror Gad, our Chief Financial Officer and a member of our board of directors, a fee of $7,500 per month for office space and certain office and administrative services. From August 1, 2005 through October 12, 2008, a total of approximately $203,831 has been paid or is payable by us to Danash under this agreement. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash Investment and Management Ltd. was at least as favorable as we could have obtained from an unaffiliated person. Subsequent to October 12, 2008, we have maintained, on a rent-free basis, our executive offices at 85 Medinat Hayehudim, Herzlia, Israel 46140.

Employees

        We currently have three executive officers, all of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of the business combination process that the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

        We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings we will provide at no additional charge, copies of these reports, proxy, information statements and other information requests upon request to our address at 85 Medinat Hayehudim Herzlia, Israel 46140. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.org.

Item 1A.	Risk Factors

        An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Form 10-K, in evaluating our business, financial condition, operating results and prospects.

Risks associated with the distribution of the Trust Fund

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders from the trust fund following stockholder approval of the plan of dissolution could be less than $5.39 per share.

        Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund for the benefit of the holders of our Class B common stock, there is no guarantee that they will execute such agreements or that even if they execute such agreements that they would be prevented from bringing claims against the Trust Fund. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Fund for any reason. If our stockholders resolve to distribute the Trust Fund and we distribute the proceeds held in trust to the holders of our Class B common stock, our executive officers Matty Karp, Carmel Vernia and Dror Gad, have agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. As a result, and because of the significant limitations on their indemnification obligations described above, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot assure you this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock and we cannot assure you that the per-share distribution from the Trust Fund will not be less than the per share amount in the Trust Fund, which was approximately $5.39 as of September 30, 2008, due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Fund, we cannot assure you we will be able to return to our Class B stockholders at least $5.39 per share.

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

If we do not receive the approval of our stockholders to the proposals mentioned above under the caption “Item 1 – Business – Special Meeting of Stockholders” , payments from the Trust Fund to our Class B common stockholders and liquidation of our remaining assets may be delayed.

        If we do not receive the approval of our stockholders to the proposals mentioned above under the caption “Item 1 – Business – Special Meeting of Stockholders” within the prescribed time periods, we will take all action necessary to dissolve, liquidate and wind up as soon as reasonably practicable, in accordance with our existing certificate of incorporation. As part of these procedures, we will distribute the funds held in the Trust Fund to holders of the Class B common stock, subject to receipt of stockholder approval of a plan of distribution if the Distribution Proposal is not approved.

        Any remaining net assets after the distribution of the funds in the Trust Fund to our Class B common stockholders will be distributed to the holders of our common stock. We expect that, based on the amount of funds we currently hold outside of the Trust Fund and our anticipated liabilities, the amount that would be available for distribution to our common stockholders in liquidation, if any, would be less than $0.10 per share. On September 30, 2008, we had approximately $310,000 in cash outside the Trust Fund, subject to outstanding liabilities as of that date. In addition to satisfying these liabilities, we anticipate incurring additional professional, legal and accounting fees in connection with the preparation and filing of this proxy statement, the special meeting described in this proxy statement and, if applicable, our dissolution and liquidation

        In the event we seek stockholder approval for a plan of dissolution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. The funds held in our Trust Fund may not be distributed except following stockholder approval of our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the Trust Fund will not be released. A vote by our stockholders to reject any plan of dissolution submitted to them for approval may result in substantial delays or prohibit distribution of the funds held in the Trust Fund to our Class B common stockholders. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order for our Class B common stockholders to receive the funds held in the Trust Fund and the funds will not be available for any other corporate purpose.

        These procedures, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the distribution of the Trust Fund to our Class B common stockholders and liquidation of our remaining assets to our common stockholders.

We could become subject to more onerous restrictions on future public offerings.

        If our stockholders approve the proposals mentioned in the section entitled Special Meeting of Stockholders, we are likely to continue to be deemed a “shell company” under the federal securities laws. A “shell company” is a public reporting company that has no or nominal assets (other than cash), and no or nominal operations. Shell companies are subject to certain special rules under the federal securities laws, including:

—	specific disclosure requirements on Form 8-K upon the consummation of a transaction that effects a change in control or changes the shell company into a non-shell company;

—	limitations in the use of certain short-form registration statements under the Securities Act while a shell company, including Form S-8 registration statements used in connection with employee benefit plans;

—	ineligibility for certain streamlined procedures and publicity rules in connection with public offerings while a shell company and for a period of three years thereafter; and

—	unavailability of the resale provisions of Rule 144 of the Securities Act until one year following the Form 8-K disclosure described above.

In addition, we may be deemed a “blank check company” under the federal securities laws which could result in restrictions on any future public offerings of our securities. Following the amendment and restatement of our certificate of incorporation and the distribution of the funds in the Trust Fund, we may be deemed a “blank check company” for the purposes of Rule 419 promulgated under the Securities Act of 1933 (the “Securities Act”). Rule 419 imposes strict restrictions on the handling of the proceeds received, and securities issued, in an offering registered under the Securities Act by a “blank check company” as defined in Rule 419, including a mandatory escrow of the offering proceeds, a process of stockholder “reconfirmation” when a business combination is announced and a ban on the trading of the securities sold, pending the consummation of a business combination, which must occur within 18 months of the offering.

        Rule 419 defines a “blank check company” as:

—	a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

—	issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934 (the “Exchange Act”).

        There are several bases on which exemptions from the application of Rule 419 exist, including raising capital through a private offering exempt from registration under the Securities Act, raising net proceeds in excess of $5 million in a public offering that is a firm commitment underwritten offering and raising capital in a public offering in connection with the acquisition of an identified company. Although we intend to conduct any future capital raising in a manner that is exempt from Rule 419, there can be no assurances that any future capital raising transactions will qualify for such an exemption.

We cannot assure you that our common stock and warrants will continue to be qualified to be quoted on the OTC Bulletin Board, if our stockholders approve the proposals mentioned in the section above entitled “Item 1 – Business – Special Meeting of Stockholders”.

        Our outstanding common stock, Class B common stock, warrants and units are currently quoted on the OTC Bulletin Board. If our stockholders approve the proposals mentioned in the section entitled Special Meeting of Stockholders, and after the distribution of the funds in the Trust Fund, we cannot assure you that our common stock will continue to be quoted on the OTC Bulletin Board. To continue trading on the OTC Bulletin Board, we must continue to timely file public reports and satisfy the OTC Bulletin Board’s minimum stockholder requirements. We believe that the OTC Bulletin Board unofficially requires at least 35 to 40 stockholders with at least 100 tradable shares each (known as “round lot” shareholders) to allow a stock to trade there. Concurrent with the IPO, we filed a registration statement on Form 8-A with the SEC registering the units, the common stock, the Class B common stock and the warrants under Section 12(g) of the Exchange Act. While such registration is in effect, we are a reporting company under the federal securities laws. At this time, we have no intention of seeking to deregister our common stock under the Exchange Act and plan to continue to file public reports as long as such registration is in effect. Nonetheless, we cannot assure you that our common stock or warrants will remain eligible for quotation on the OTC Bulletin Board.

Risks associated with our business

We may need to raise additional capital to operate our business.

        We have plans to raise additional capital by way of a credit line from FIIG, which if the proposals mentioned in the section entitled Special Meeting of Stockholders are approved will be our majority stockholder. The agreement by and between the Company and FIIG dated September 12, 2008 states that FIIG will supply us with a credit line if we reasonably determine that insufficient funds exist (based upon a review of similar transactions and their associated costs), for the period until the time such proposals are approved and all of the Trust Fund assets are distributed to the holders of our Class B common stock . We believe that if we will find that we have insufficient funds, FIIG will lengthen the period in which they will extend to us the credit line. However there can be no assurances that such capital will be raised on a timely basis or will be adequate to fund the Company through the acquisition of an operating business. Any transaction by us to raise capital may result in the dilution of existing investors who do not participate in the transaction. Failure to raise adequate funds in timely fashion will likely result in the termination our operations and the loss of investors’ entire investment in the Company.

We are a development stage company with no operating history and very limited resources.

        We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no present revenue and will not generate any revenue (other than perhaps interest income on capital raised to fund our operations, if any) until, at the earliest, after the consummation of a business combination. We cannot tell you when or if a business combination will occur.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be difficult for us to complete a business combination.

        There are a large number of public shell companies, blank check companies and operating companies seeking to acquire operating businesses and we are subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination.

Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire.

        We may consummate a business combination with any entity that has an operating business. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Initially, we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

        Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

—	solely dependent upon the performance of a single business; or

—	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each such seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

        We expect to encounter intense competition from other entities with business objectives similar to ours including blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, our outstanding Class W warrants and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have insufficient capital or be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

        We cannot ascertain the capital requirements for any particular transaction. However, because we will have distributed the amounts currently being held in the Trust Fund prior to completing any business combination, it is likely that we will be required to seek additional financing to complete any business combination. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our major shareholder could become the owner of a controlling stake in our company and has the right to appoint a member or members of our board of directors.

        If the proposals mentioned above under the caption “Item 1 – Business – Special Meeting of Stockholders” are approved, FIIG would become the owner of a majority of our outstanding capital stock, as a result of the proposal which distributes the Trust Fund and to our Class B common stockholders and cancels the outstanding shares of our Class B common stock. Based on information contained in a Schedule 13D filed by FIIG and Frank Islam on August 6, 2008, FIIG and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock, representing approximately 50.2%, or a majority, of the outstanding shares of our common stock. As a result, our board of directors would likely consist of persons approved by FIIG in an election of directors.

        Our board of directors intend to continue to serve as directors of IGPAC through the distribution of the assets of the Trust Fund to our Class B common stockholders. Pursuant to our agreement with FIIG dated September 12, 2008, FIIG has the right to designate a person to be appointed to our board of directors, and we have agreed to obtain the resignation of each of our current directors which would take effect only if the proposals in the special meeting are approved and after the distribution of the assets of the Trust Fund to our Class B common stockholders. Upon the effectiveness of such resignations, the composition of our board of directors would change and FIIG would have appointed the remaining director on our board of directors. It is possible that FIIG or the appointee of FIIG on our board of directors would appoint replacement directors to our board of directors which might not include an independent director to represent the interests of our unaffiliated stockholders.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

        In connection with our initial public offering, as part of the Series A units and Series B units, we issued warrants to purchase 15,561,000 shares of common stock. We have also issued to our initial security holders, including our current officers and directors and/or certain of their affiliates, warrants to purchase 4,950,000 shares of common stock at an exercise price of $5.00 per share. We also issued an option to purchase 25,000 Series A units and/or 230,000 Series B units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 510,000 shares of common stock and 710,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon the potential exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options, to the extent they are exercisable, could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

        We do not own any material property. Until October 12, 2008, we maintained our executive offices at Yahalom Tower (28th Floor), 3a Zabotinski St., Ramat Gan 52520, Israel. The cost for this space was included in the $7,500 per-month fee Danash Investment and Management Ltd. charges us for general and administrative services pursuant to a letter agreement between us and Danash Investment and Management Ltd., an affiliate of Mr. Dror Gad, our Chief Financial Officer, Executive Vice President and Director. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash Investment and Management Ltd. is at least as favorable as we could have obtained from an unaffiliated person. Subsequent to October 12, 2008, we have maintained, on a rent-free basis, our executive offices at 85 Medinat Hayehudim, Herzlia, Israel 46140.

Item 3.	Legal Proceedings.

        We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal period ended July 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of EquitySecurities.

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

        The following table sets forth, for the calendar quarters indicated, the quarterly high and low closing bid information of our common stock, warrants and units as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants		Series A Units		Series B Units
	High	Low	High	Low	High	Low	High	Low	High	Low	High	Low

2006
Third Quarter (1)	$-	$-	$-	$-	$-	$-	$-	$-	$8.10	$7.15	$10.70	$10.42
Fourth Quarter (1)	3.50	3.50	4.79	4.65	0.30	0.20	0.60	0.60	7.15	5.50	10.00	9.65

2007
First Quarter	3.50	1.75	5.03	4.76	0.28	0.20	0.60	0.50	7.40	5.50	10.40	9.85
Second Quarter	1.85	1.75	5.06	5.00	0.25	0.20	0.50	0.50	6.80	6.47	10.50	10.30
Third Quarter	1.85	1.32	5.07	5.00	0.20	0.15	0.50	0.30	6.53	5.42	10.60	10.26
Fourth Quarter	1.60	0.80	5.15	5.01	0.15	0.06	0.30	0.15	5.55	2.75	10.55	10.25

2008
First Quarter	1.01	0.60	5.22	5.08	0.18	0.04	0.20	0.13	3.50	2.00	10.80	10.31
Second Quarter	0.60	0.18	5.27	5.16	0.05	0.01	0.14	0.01	2.00	0.62	10.70	10.41
Third Quarter	1.47	0.24	5.28	5.18	0.10	0.01	0.13	0.01	3.60	0.60	10.70	10.42

(1)Trading in the Series A Units and Series B Units commenced on July 13, 2006. Trading in the other classes of securities commenced October 4, 2006.

        The trading of our securities, especially our Class W and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of October 29, 2008, there were 2 stockholders of record of our common stock, 1 stockholder of record of our Class B common stock, 8 holders of record of Class W warrants, 8 holders of record of our Class Z warrants, 1 holder of record for our Series A Units and 1 holder of record of our Series B Units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

Dividends

        We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends.

Our Transfer Agent and Warrant Agent

        The transfer agent for our securities and warrant agent for our warrants is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, New York 10038.

Item 6.	Selected Financial Data.

        Pursuant to the Securities and Exchange Commission’s rules and regulations this item is not applicable to the Company as a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Our certificate of incorporation requires us to distribute to our Class B common stockholders the amount in our Trust Fund, including any accrued interest, if we do not effect a business combination as described in the registration statement for our IPO within 18 months after the consummation of our IPO (July 18, 2006), or within 24 months after the consummation of our IPO if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of our IPO and the business combination has not been consummated within such 18 month period.

        In January 2008, we entered into a letter of intent to acquire Negevtech Ltd., which extended the time available to consummate a business combination to July 18, 2008. In March 2008, we entered into a definitive agreement to acquire Negevtech. On July 18, 2008, we announced that we and Negevtech had terminated our definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that we could consummate a transaction under our certificate of incorporation as amended. At that time, we also announced that we were commencing steps for the distribution of the proceeds of the Trust Fund to the holders of shares of our Class B common stock and evaluating alternatives that may be in the best interests of our stockholders, including our potential liquidation and dissolution.

        Subsequently, we were approached by FIIG, the largest holder of shares of our common stock, which requested that we continue our corporate existence following distribution of the Trust Fund, rather than effecting a dissolution. On September 12, 2008, we entered into an agreement with FIIG in which we agreed to present to our stockholders, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain our corporate existence and provide for the prompt distribution of the Trust Fund to the holders of our Class B common stock and the cancellation of the outstanding shares of our Class B common stock.

        At the request of FIIG, we are presenting to our stockholders in that proxy statement proposals to consider at a special meeting of our stockholders that would (i) expressly allow us to distribute the funds in the Trust Fund to the Class B common stockholders and cancel the outstanding shares of our Class B common stock, without the requirement that we dissolve and liquidate, and (ii) allow us to continue our corporate existence after the distribution of the Trust Fund, rather than dissolve as required by our certificate of incorporation, and to do so with a new certificate of incorporation that would be suitable for our company as a non-blank check company. Information relating to this special meeting is included in our preliminary proxy statement on Schedule 14A, filed with the SEC on October 20, 2008, and will be contained in a definitive proxy statement we plan to file and mail to our stockholders, subject to receipt and, if applicable, resolution of any comments we may receive from the SEC regarding the preliminary proxy statement and described further below under the caption “ – Recent Developments”.

        For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of this Form 10-K.

Results of Operations

        Net income for the year ended July 31, 2008 of $798,309 consisted of interest income on the Trust Fund investment of $1,470,978 and interest on cash and cash equivalents of $27,725, offset by professional fees of $427,454, Delaware franchise taxes of $77,631 and other operating expenses of $195,309, which consist of $90,000 for a monthly administrative services agreement with an affiliate, $61,110 for insurance, $33,393 for travel, and $10,806 for other expenses.

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

        Net income for the period from inception (August 1, 2005) to July 31, 2008 of $2,192,732 consisted of interest income on the Trust Fund investment of $3,319,382 and interest on cash and cash equivalents of $90,221, offset by professional fees of $587,038, Delaware franchise taxes of $221,468 and other operating expenses of $408,365, consisting of $185,081 for a monthly administrative services agreement with an affiliate, $136,014 for insurance, $66,987 for travel and $20,283 for other expenses.

Liquidity and Capital Resources

        We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust account with American Stock Transfer & Trust Company as trustee, or the Trust Fund, and the remaining $1.2 million was held outside of the Trust Fund. The proceeds held outside the trust are available to be used by us, and are being used by us, to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

        As indicated in the accompanying financial statements, at July 31, 2008, we had $438,699 in cash, current liabilities of $169,965 and working capital of $332,720 outside of the Trust Fund. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans. If the proposals submitted to our stockholders, discussed above, are not approved, we will commence dissolution and liquidation. The costs of adopting a plan of dissolution and liquidation would require expenditures to our counsel and financial advisors, among others, that would reduce the amount ultimately available for distribution upon dissolution and liquidation. We cannot assure you of the amount, if any, outside of the Trust Fund that would be available if the amendments are not approved and we are required to adopt a plan of dissolution and liquidation. We expect, however, that the amount that would be available for distribution to our common stockholders in liquidation would be less than $0.10 per share.

        If the proposals submitted to our stockholders, discussed above, are approved allowing us not to dissolve and liquidate, we believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

        We do not currently have any specific capital-raising plans. We may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. If the proposals, discussed above, are approved we may be deemed to be a “blank check company” for purposes of the federal securities laws. If we are deemed to be “blank check company”, regulatory restrictions that are more restrictive than those currently set forth in our certificate of incorporation may apply to any future public offerings by us and may further limit our ability to raise funds for our operations.

Recent Developments

        On September 12, 2008 we and FI Investment Group LLC (“FIIG”), the largest holder of shares of our $.0001 par value common stock, entered into an agreement under which, at the request of FIIG, we agreed to propose to our stockholders, including the holders of our shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of our Class B common stock in connection with the cancellation of their Class B shares.

        The agreement also gave FIIG the right to appoint a member to our board of directors. We have agreed, upon such appointment, to obtain the resignation of each of our current directors. However, these resignations shall only take effect if the Company’s stockholders approve the proposed amendments to our certificate of incorporation, as amended, as described in our proxy statement filed with the SEC, and after of the distribution of the assets in the Trust Fund to the holders of our Class B common stock.

        On October 14, 2008, we announced that we had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the Trust Fund from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The Trust Fund assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in Trust Fund assets was effected at par on October 7, 2008.

        On October 20, 2008, the Company filed a preliminary proxy statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the distribution the funds in the Trust Fund to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that we dissolve and liquidate, and to allow us to continue our corporate existence after the distribution of the Trust Fund by removing those provisions in our certificate of incorporation that would require us to dissolve or liquidate and that limit our status to a blank check company. Information relating to this special meeting is included in our preliminary proxy statement on Schedule 14A, filed with the SEC on October 20, 2008, and will be contained in a definitive proxy statement we plan to file and mail to our stockholders, subject to receipt and, if applicable, resolution of any comments we may receive from the SEC regarding the preliminary proxy statement.

Off-Balance Sheet Arrangements

        As of July 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commitments

        Pursuant to the Securities and Exchange Commission’s rules and regulations this item is not applicable to the Company as a smaller reporting company.

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

Investments – Investments held in the Trust Fund consist of municipal money market securities with maturities of up to 30 days. Such securities generate current income which is exempt from US Federal income tax and therefore no provision for income taxes is required for the period ended July 31, 2008. Subsequently, on October 14, 2008, we announced that we had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the Trust Fund from the municipal money market securities fund into the Federated Treasury Obligations Fund – Institutional Shares, a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The Trust Fund assets are held in a custodial account at State Street Bank & Trust. The transfer was effected at par on October 7, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

        Pursuant to the Securities and Exchange Commission’s rules and regulations this item is not applicable to the Company as a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

        Reference is made to pages F-1 through F-15 comprising a portion of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.	Controls and Procedures.

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2008. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of July 31, 2008, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of July 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitation, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. (This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal controls over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.)

Item 9B.	Other Information.

        Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

        Our current directors and executive officers are as follows:

Name	Age	Position

Matty Karp	59	Chairman
Carmel Vernia	56	Chief Executive Officer and Director
Dror Gad	42	Executive Vice President, Chief Financial Officer and Director

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

        Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Dror Gad, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Carmel Vernia, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Matty Karp, will expire at the third annual meeting. In connection with the changes to the Company’s business identified above, we expect that our current directors and office-holders will resign immediately following the distribution of the Trust Fund.

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

Conflicts of Interest and Other Information

        Potential investors should be aware of the following potential conflicts of interest:

—	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

—	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the previous section entitled “ – Directors and Executive Officers.”

—	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

—	Our existing directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination and would stand to lose their initial investment if a business combination were not effected during the designated time period. Pursuant to our agreement with FIIG, FIIG has the right to designate a person to be appointed to our board of directors, and we have agreed to obtain the resignation of each of our current directors.

—	Our directors and officers may enter into consulting or employment agreements with us as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

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

        None of our executive officers or directors has received any cash compensation for services rendered to the Company. Since August 1, 2005 and continuing through October 12, 2008, we paid Danash Investment and Management Ltd., an entity owned solely by Dror Gad, our Chief Financial Officer and a member of our board of directors, a fee of $7,500 per month for office space and certain office and administrative services. From August 1, 2005 through October 12, 2008, a total of approximately $203,831 has been paid or is payable by us to Danash under this agreement. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash. was at least as favorable as we could have obtained from an unaffiliated person.. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, persons who were stockholders prior to our IPO, including our officers and directors, will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information as of October 30, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock and Class B common stock by:

—	each person known by us to be the owner of more than 5% of our outstanding shares of our common stock or Class B common stock;

—	each of our officers and directors; and

—	all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock or Class B common stock, as applicable, shown as beneficially owned by them.

	Beneficial Ownership of Common Stock and Class B Common Stock as of September 30, 2008
	Common Stock			Class B Common Stock
	Number		Percent	Number	Percent

Name and Address of Beneficial Owner (1)
Officers and Directors:

Dror Gad	100	(2)	*	-	-
Matty Karp	0	(3)	*	-	-
Carmel Vernia	0	(4)	*	-	-
All officers and directors as a group (3 persons)	100	(5)	*	-	-

5% Beneficial Owners:

FI Investment Group, LLC (6) 1600 Tysons Blvd., Suite 1150 McLean, VA 22102	534,300		50.2%	-	-
Jack Silver (7)
SIAR Capital LLC
660 Madison Avenue
New York, NY 10021	92,000		8.6%	-	-
Deutsche Bank AG (8)
Theodor-Heuss-Allee 70
60468 Frankfurt am Main
Federal Republic of Germany	-		-	856,958	8.4%
QVT Financial LP (9)
1177 Avenue of the Americas, 9th Floor
New York, NY 10036	-		-	813,100	7.9%
Jonathan M. Glaser (10)
11601 Wiltshire Boulevard
Suite 2180
Los Angeles, CA 90025	-		-	783,500	7.7%
Andrew M. Weiss (11)
29 Commonwealth Ave., 10th Floor
Boston, MA 02116	-		-	682,096	6.7%
HBK Investments L.P. (12)
300 Crescent Court, Suite 700
Dallas, TX 75201	-		-	637,165	6.2%
Bulldog Investors (13)
Park 80 West, Plaza Two
Saddle Brook, NJ 07663	-		-	554,500	5.4%
Pequot Capital Management, Inc. (14)
500 Nayala Farm Road
Westport, CT 06880	55,400		5.2%	-	-

* Represents beneficial ownership of less than 1%.
(1)	Unless otherwise noted, the business address of each of the persons named above is 85 Medinat Hayehudim Herzlia, Israel 46140.

(2)	Does not include 1,159,714 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Gad that are not exercisable and will not be exercisable within the next 60 days (unless we complete a business combination within 60 days).
(3)	Does not include 1,317,858 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Karp that are not exercisable and will not be exercisable within the next 60 days (unless we complete a business combination within 60 days).
(4)	Does not include 1,581,428 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Mr. Vernia that are not exercisable and will not be exercisable within the next 60 days (unless we complete a business combination within 60 days).
(5)	Does not include 4,059,000 shares of common stock issuable upon exercise of Class W warrants and Class Z warrants held by Messrs. Gad, Karp and Vernia, as discussed in footnotes (2) through (4) above.
(6)	Based on information contained in a Schedule 13D filed by FIIG and Frank Islam on August 6, 2008, FIIG and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock. Frank Islam is the principal of FIIG.
(7)	Based on information contained in a Schedule 13G filed on February 8, 2008 by Jack Silver and Sherleigh Associates Inc. Defined Benefit Pension Plan, Jack Silver beneficially owns 92,000 shares of common stock of Israel Growth Partners Acquisition Corp. Such shares of common stock beneficially owned by Mr. Silver include 92,000 shares of common stock held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee, but excludes 460,000 shares of common stock issuable upon exercise of warrants held by Sherleigh Associates Inc. Defined Benefit Pension Plan, which warrants are not exercisable until the completion of a business combination. Mr. Silver has the sole voting and dispositive power with respect to all 92,000 shares of common stock beneficially owned by him.
(8)	Based on information contained in a Schedule 13G filed on February 5, 2008, by Deutsche Bank AG and Deutsche Bank AG, London Branch, the Reporting Person owns 856,958 of Class B common stock.
(9)	Based on information contained in a Schedule 13G filed on January 31, 2008 by QVT Financial LP, QVT Financial GP LLC, QVT Fund LP and QVT Associates GP LLC, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 723,931 shares of Class B common stock and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 80,611 shares of Class B common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 8,558 shares of Class B common stock. QVT Financial has the power to direct the vote and disposition of the Class B common stock held by each of the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 813,100 shares of Class B common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Class B common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Class B common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 804,542 shares of Class B common stock. Daniel Gold, Lars Bader, Nicholas Brumm, Arthur Chu and Tracy Fu are the managing members of QVT Financial GP LLC.
(10)	Based on information contained in a Schedule 13G filed on June 4, 2007, the following entities each beneficially own 583,500 shares of IGPAC’s Class B common stock: Pacific Assets Management, LLC “PAM”); Pacific Capital Management, Inc (“PCM”); and JMG Triton Offshore Fund, Ltd. (the “JMG Fund”). PAM is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the stock. PAM is the investment adviser to the JMG Fund and PCM is a member of PAM. Jonathan M. Glaser, Daniel Albert David and Roger Richter are control persons of PCM and PAM. JMG Capital Management, LLC (“JMG LLC”) and JMG Capital Management, Inc. (“JMG Inc”) beneficially own 200,000 shares of IGPAC’s Class B common stock. Mr. Glaser is the control person of JMG, LLC and JMG Inc. In the aggregate, Mr. Glaser beneficially owns 783,500 shares of Class B common stock.

(11)	Based on information contained in a Schedule 13G filed on July 25, 2008, by Weiss Asset Management, LLC, Weiss Capital LLC and Andrew M. Weiss, PH.D, Mr. Andrew M. Weiss, PH.D beneficially owns 682,096 shares of Class B common stock, Weiss Asset Management, LLC beneficially holds 534,832 shares of Class B common stock (which include shares beneficially owned by a private investment partnership of which Weiss Asset Management, LLC is the sole general partner) and Weiss Capital LLC beneficially holds 147,264 shares of Class B common stock (which include shares beneficially owned by a private investment corporation of which Weiss Capital is the sole investment manager). Shares reported for Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation.
(12)	Based on information contained in a Schedule 13G filed on March 30, 2008 by HBK Investments L.P. a Delaware limited partnership, HBK Services LLC a Delaware limited liability company, HBK Partners II L.P. a Delaware limited partnership, HBK Management LLC a Delaware limited liability company and HBK Master Fund L.P. a Cayman Islands limited partnership, HBK Investments L.P. beneficially holds 637,165 shares of Class B Common stock. HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. Jamiel A. Akhtar, Richard L. Booth, David C. Haley, Lawrence H. Lebowitz, and William E. Rose are each managing members (collectively, the “Members”) of HBK Management LLC.
(13)	Based on information contained in a Schedule 13G filed on July 29, 2008 by Bulldog Investors, Phillip Goldstein and Andrew Dakos, Bulldog Investors beneficially holds 554,500 shares of Class B common stock. Phillip Goldstein and Andrew Dakos are the principals of Bulldog Investors.
(14)	Based on information contained in a Schedule 13G filed on February 13, 2008 by Pequot Capital Management, Inc., Pequot Capital Management, Inc. beneficially holds 55,400 shares of common stock. The sole director and controlling stockholder of Pequot Capital Management, Inc. is Arthur J. Samberg.

Changes in control

        There has been no changes in control during the period covered by this Report ending on July 31, 2008. However, if the proposals put forth for a vote in the special meeting of shareholders are approved, FIIG would become the owner of a majority of our outstanding capital stock, as a result of the proposal which distributes the Trust Fund and to our Class B common stockholders and cancels the outstanding shares of our Class B common stock. See “Item 1 – Business – Special Meeting of Stockholders.” Based on information contained in a Schedule 13D filed by FIIG and Frank Islam on August 6, 2008, FIIG and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock, representing approximately 50.2%, or a majority, of the outstanding shares of our common stock.

        Our board of directors intend to continue serving as directors of IGPAC through the distribution of the assets of the Trust Fund to our Class B common stockholders. Pursuant to our agreement with FIIG, dated September 12, 2008, FIIG has the right to designate a person to be appointed to our board of directors, and we have agreed to obtain the resignation of each of our current directors which would take effect only if the proposals in the special meeting are approved and after the distribution of the assets of the Trust Fund to our Class B common stockholders. See “Item 1 – Business – Special Meeting of Stockholders.” Upon the effectiveness of such resignations, the composition of our board of directors would change and FIIG would have appointed the remaining director on our board of directors. It is likely that our management would change following the change in composition of our board of directors.

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

        Danash Investment and Management Ltd. (or “Danash”), an affiliate of Mr. Gad has agreed that, commencing on the effective date of our initial public offering through the acquisition of a target business, it would make available to us office space and certain office and administrative services, as we may require from time to time. Due to our inability to complete a business combination we have terminated our agreement with Danash on October 12, 2008. Until October 12, 2008 we paid Danash. $7,500 per month for these services. Dror Gad is the sole shareholder of Danash Consequently, Mr. Gad benefited from this transaction to the extent of his interest in Danash. However, this arrangement was solely for our benefit and was not intended to provide Mr. Gad compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fees charged by Danash were at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

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

        Other than the $7,500 per-month administrative fee which we payed Danash and the reimbursements for out-of-pocket expenses payed to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, were paid to any of our initial securityholders, officers or directors, or to any of their affiliates prior to, or for any services they rendered in order to effectuate, the consummation of the business combination nor will be paid in order to effectuate the distribution of the Trust Fund.

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

        None of our officers and directors is required to or does commit his full time to our affairs, and, accordingly, they may have conflicts of interest in allocating their time among various business activities. Our current officers and directors are expected to resign if the proposals discussed in the Special Meeting of Shareholders section are approved. FIIG currently have the right to appoint one board member to the board of directors, however if the above mentioned proposals will be approved, they are expected to have a more extensive representation on the board of directors.

        Our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed. Accordingly, our board may have a conflict of interest in determining whether a particular target business is an appropriate one with which to effect a business combination. Additionally, such individuals may purchase units in the open market.

        Our directors and officers may enter into consulting or employment agreements with the Company as part of a business combination pursuant to which they may be entitled to compensation for their services following the business combination. Therefore, the personal and financial interests of our directors and officers, including the desire for reimbursement of expenses, if any, in excess of funds not held in trust, may influence their motivation in identifying and selecting a target business, and completing a business combination.

        Our officers and directors may be or in the future may become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. In the course of their other business activities, whether on behalf of other blank check companies or otherwise, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see the section entitled “Directors, Executive Officers and Corporate Governance.”

        In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

—	the corporation could financially undertake the opportunity;

—	the opportunity is within the corporation's line of business; and

—	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to o the attention of the corporation.

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

        In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the Trust Fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

        To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an affiliated entity without an opinion from an independent investment banking firm reasonably acceptable to HCFP/Brenner Securities LLC that the business combination is fair to our stockholders from a financial perspective. The continued applicability of this provision following any stockholder approval of the proposals set forth in the section entitled Special Meeting of Stockholders and the Trust Fund distribution is unclear. In such circumstances, we would anticipate that the board of directors will take such action as is consistent with its fiduciary duties to stockholders.

        On September 12, 2008 we and FI Investment Group LLC (“FIIG”), the largest holder of shares of our $.0001 par value common stock, entered into an agreement under which, at the request of FIIG, we agreed to propose to our stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing us to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of our Class B common stock in connection with the cancellation of their Class B shares.

        The agreement also gave FIIG the right to appoint a member to our board of directors. We have agreed, upon such appointment, to obtain the resignation of each of our current directors. However, these resignations shall only take effect if the Company’s stockholders approve the proposed amendments to our certificate of incorporation, as amended, as described in our proxy statement filed with the SEC, and after of the distribution of the assets in the Trust Fund to the holders of our Class B common stock.

        The agreement also states that FIIG will supply us with a credit line if we reasonably determine that insufficient funds exist (based upon a review of similar transactions and their associated costs), for the period until the time proposals in the special stockholder meeting are approved and all of the Trust Fund assets are distributed to the holders of our Class B common stock . The Company has not made that determination as of October 30, 2008. For more information, see “Item 1 – Business – Special Meeting of Stockholders” and “Item 7 -Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

Item 14.	Principal Accounting Fees and Services.

Audit and Non-Audit Fees

        The following table sets forth the fees billed for the periods indicated for professional services rendered by Ziv Haft a BDO member firm for the years 2007 and 2008 and BDO Seidman, LLP for the years 2007 and 2008, our independent registered public accounting firms.

	Fiscal Year Ended	Fiscal Year Ended
	July 31, 2008	July 31, 2007

Audit Fees	$28,000	$33,000
Audit-Related Fees	$42,500 (1)	$6,000 (2)
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$70,500	$39,000

(1)	Audit-related fees for the fiscal year ended July 31, 2008 include professional services related to consultation on proposed business combinations.
(2)	Audit-related fees for the fiscal year ended July 31, 2007 include professional services related to consultation on proposed business combinations.

Pre-Approval Policies and Procedures

        We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements.

        Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

        The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (3)

3.2	By-laws (1)

4.1	Specimen Series A Unit Certificate (2)

4.2	Specimen Series B Unit Certificate (2)

4.3	Specimen Common Stock Certificate (1)

4.4	Specimen Class B Common Stock Certificate (1)

4.5	Specimen Class W Warrant Certificate (4)

4.6	Specimen Class Z Warrant Certificate (4)

4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC (4)

4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (4)

10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Matty Karp (3)

10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Carmel Vernia (3)

10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Dror Gad (3)

10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lior Samuelson (1)

10.5	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.6	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Rhodric C. Hackman (1)

10.7	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (3)

10.8	Agreement among the Registrant and With FI Investment Group dated September 12, 2008(5)

31.1	Section 302 CEO Certification (Carmel Vernia)*

31.2	Section 302 CFO Certification (Dror Gad)*

32.1	Section 906 CEO Certification (Carmel Vernia)*

32.2	Section 906 CFO Certification (Dror Gad)*

(1)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Amendment No. 2 to Form S-1 Registration statement and incorporated herein by reference.
(3)	Previously filed as an Exhibit to the Registrant’s Amendment No. 7 to Form S-1 Registration statement and incorporated herein by reference.
(4)	Previously filed as an Exhibit to the Registrant’s Amendment No. 9 to Form S-1 Registration statement and incorporated herein by reference.
(5)	Previously filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 17, 2008 and incorporated herein by reference.
*	Filed Herewith

Israel Growth Partners Acquisition Corp.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheets of Israel Growth Partners Acquisition Corp. a corporation in the development stage (The “Company”) as of July 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2008 and July 31, 2007 and for the period from inception (August 1, 2005) to July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the statements of operations, stockholders’ equity and cash flows for the period from August 1, 2005 (inception) to July 31, 2006. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of the other auditors.

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

As discussed in Note 1, the Company’s Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”) (such date was January 18, 2008) or 24 months from the consummation of the Offering if certain extension criteria had been satisfied (such date was July 18, 2008). In July 2008 the Company announced its termination of letters of intent for potential business combinations, plans to distribute the amount held in the Trust Fund to its Class B stockholders and intends to adopt a plan for continued corporate existence. On October 20, 2008, the Company filed with the United States Securities and Exchange Commission (“SEC”) a Preliminary Proxy Statement in which it called a meeting of its shareholders to approve, among other things, the distribution of the Trust Fund. Following approval by the shareholders, the Trust Fund shall be liquidated and the proceeds distributed among the holders of the Company’s Class B stockholders.

In our opinion, based on our audit and the report of other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended July 31, 2008 and 2007 and for the period from inception (August 1, 2005) to July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will liquidate the Trust Fund and distribute the proceeds among the holders of its Class B stockholders following approval of a resolution to distribute of the Trust Fund by the Company’s shareholders at the forthcoming shareholders’ meeting. Additionally, outside of the Trust Fund the Company , has a remaining cash balance of $438,699, current liabilities of $169,965 and expects to incur costs in pursuit of its acquisition plans for which further financing will be required. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern.

Tel-Aviv, Israel
October 31, 2008	/s/ Ziv Haft
Certified Public Accountants (Isr.)
a BDO member firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows for the period from inception (August 1, 2005) to July 31, 2006 of Israel Growth Partners Acquisition Corp. (a corporation in the development stage). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Israel Growth Partners Acquisition Corp, for the period from inception (August 1, 2005) to July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
October 24, 2006	/s/ BDO Seidman, LLP
BDO Seidman, LLP

Israel Growth Partners Acquisition Corp.
Balance Sheets

	As of July 31, 2008	As of July 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$438,699	$1,123,856
Investments held in Trust including interest receivable of $77,146, and $151,773 (Note 1)	55,011,182	53,540,204
Interest receivable	-	1,025
Prepaid expenses	63,986	7,741

Total assets	$55,513,867	$54,672,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	169,965	134,575
Common stock, Class B subject to redemption, (Notes 1 and 7)	55,011,182	-

Total current liabilities	55,181,147	134,575

Common stock, Class B subject to possible conversion, (2,046,176 shares at conversion value) (Notes 1 and 7)	-	10,702,687

Commitments (Note 4)

Stockholders’ Equity (Notes 2, 5 and 6)
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,189,824 shares issued and outstanding (excluding 2,046,176 shares subject to possible conversion)	819	819
Additional paid-in-capital	1,458,444	42,440,215
Retained earnings (deficit) accumulated in the development stage	(1,126,650)	1,394,423

Total stockholders’ equity	332,720	43,835,564

Total liabilities and stockholders’ equity	$55,513,867	$54,672,826

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Operations

	For the year ended July 31, 2008	For the year ended July 31, 2007	Period from inception (August 1, 2005) to July 31, 2006	Period from inception (August 1, 2005) to July 31, 2008

Revenue	$-	$-	$-	$-
Operating expenses:
Professional fees	427,454	128,981	30,603	587,038
Delaware franchise tax	77,631	65,795	78,042	221,468
Other general and administrative expenses (Note 4)	195,309	206,235	6,821	408,365

Loss from operations	(700,394)	(401,011)	(115,466)	(1,216,871)

Interest Income	1,498,703	1,880,286	30,614	3,409,603

Income before provision for income taxes	798,309	1,479,275	(84,852)	2,192,732

Provision for income taxes	-	-	-	-

Net income for the period	$798,309	$1,479,275	$(84,852)	$2,192,732

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(294,049)	(369,496)	(5,853)	(669,398)

Net income attributable to other Class B stockholders and common stockholders	$504,260	$1,109,779	$(90,705)	$1,523,334

Weighted average Class B common shares outstanding subject to possible conversion	2,046,176	2,046,176	-

Net income per Class B common share subject to possible conversion, basic and diluted	$0.14	$0.18	-

Weighted average number of shares outstanding, basic and diluted	9,254,924	9,254,924	363,388

Net income per share, basic and diluted	$0.05	$0.12	(0.25)

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
Statement of Stockholders’ Equity

					Additional Paid -In Capital	Deficit accumulated in the development stage
	Common Stock		Common Stock, Class B

	Shares	Amount	Shares	Amount			Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters’ discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters’ purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the year						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the year						798,309	798,309

Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-

Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Cash Flows

	For the year ended July 31, 2008	For the year ended July 31, 2007	Period from inception (August 1, 2005) to July 31, 2006	Period from inception (August 1, 2005) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$798,309	$1,479,275	$(84,852)	$2,192,732
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(1,545,605)	(1,696,631)		(3,242,236)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	74,627	(122,496)	(29,277)	(77,146)
Decrease in accounts receivable - interest	1,025	(1,025)	-	-
Increase in prepaid expenses	(56,245)	(2,347)	(5,394)	(63,986)
Increase in accrued expenses	35,389	100,944	33,631	169,964

Net cash used in operating activities	(692,500)	(242,280)	(85,892)	(1,020,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(651,834,229)	(630,479,876)	(51,691,800)	(1,334,005,905)
Maturity of Securities held in trust	651,834,229	630,479,876	-	1,282,314,105

Net cash used in investing activities	-	-	(51,691,800)	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500	500
Proceeds from issuance of warrants	-	-	247,500	247,500
Proceeds from sale of underwriters’ purchase option	-	-	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338	10,327,338
Proceeds from sale by beneficial owner of Class B stock	7,343		-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders’ equity	-	(150,860)	42,719,250	42,568,390

Net cash (used in) provided by financing activities	7,343	(150,860)	53,294,688	53,151,171

Net increase (decrease) in cash and cash equivalents	(685,157)	(393,140)	1,516,996	438,699

Cash and cash equivalents
Beginning of period	1,123,856	1,516,996	-	-

End of period	$438,699	$1,123,856	$1,516,996	$438,699

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$(294,049)	$(369,496)	$(5,853)	$(669,398)

Reclassification of Class B common stock to liability	$44,014,447	$-	$-	$44,014,447

Reclassification of Class B, subject to possible conversion to liability	$10,996,735	$-	$-	$10,996,735

See Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through July 31, 2008 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

Recent Events

On March 6, 2008 the Company entered into a merger agreement with Negevtech Ltd., an Israeli company. On July 18, 2008, the Company announced that it and Negevtech had terminated our definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that the Company could consummate a transaction under its certificate of incorporation as amended. As a result the company plans to distribute the amount held in the Trust Fund to its Class B stockholders and is presenting to its shareholders a proposal to allow for continued corporate existence following such distribution. (See Note 7)

As a result of the Company’s intent to return the proceeds held in the Trust Fund to the Class B common stockholders, $55,011,182 (which includes interest aggregating $77,146 received at July 31, 2008 and consisting of a $44 million reclassification from paid-in-capital and a $11 million reclassification from Class B, common stock subject to conversion; approximately $5.37 per share) has been classified as a current liability in the accompanying balance sheet at July 31, 2008.

On September 12, 2008 the Company and FI Investment Group LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

The agreement also provided FIIG with the right to appoint a member to the Company’s board of directors. The Company has agreed, upon such appointment, to obtain the resignation of each of its current directors which resignations shall only take effect if the Company’s stockholders approve the amendments to the Company’s certificate of incorporation described in the agreement and after all of the assets in the trust fund being distributed to the holders of Class B common stock.

On October 20, 2008, the Company filed a preliminary proxy statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the immediate distribution the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company.

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in IPO trust account assets was effected at par on October 7, 2008.

Organization

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $55,011,182 including accrued interest of $77,146 is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above the Trust Fund will be distributed pro-rata to all of the Class B common stockholders and their Class B common shares will be cancelled and returned to the status of authorized but unissued shares. Common stockholders will not receive any of the proceeds from the Trust Fund.

Going concern consideration – As indicated in the accompanying financial statements, at July 31, 2008, the Company had $438,699 in cash, current liabilities of $169,965 and working capital of $332,720. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

CONCENTRATION OF CREDIT RISK – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended July 31, 2008. The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. See Note 1 – Organization and Business Operations – Recent Events.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through July 31, 2008.

As a result of the Company’s intent to distribute the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund will be returned to the Class B Common Stockholders including all interest income earned thereon. Due to the planned distribution to Class B common shareholders and the inclusion therein of $3,319,382 of interest earned on the Trust Fund to July 31, 2008 the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,236,000 shares) and common stock (1,065,100 shares) since inception. Such amounts would be $0.32 net income per share of common stock Class B (based on $3,319,382 interest on Trust Fund since the Offering) and $1.06 net loss per share of common stock (based on net loss since inception of $1,126,650 excluding interest on the Trust Fund) for the 10,236,000 and 1,065,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at July 31, 2008 and July 31, 2007

USE OF ESTIMATES – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS –

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring it, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for years beginning after November 15, 2007. The Company is evaluating the impact, if any, the adoption of this statement will have on its consolidated results of operations, financial position or cash flows.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $90,000 and $90,000 for the year ended July 31, 2008, 2007 is included in general and administrative expenses on the accompanying condensed statements of operations and $185,081 for period from Inception (August 1, 2005) to July 31, 2008. The administrative service agreement was terminated on October 18, 2008.

Financial Advisory Services

HCFP was been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company would have paid HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination. The financial advisory service agreement has been terminated.

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the year ended July 31, 2008 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of July 31, 2008, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of July 31, 2008, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to July 31, 2008, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of July 31, 2008 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of July 31, 2008 there were 7,800,000 Class Z Warrants outstanding.

The Class W Warrants and Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial security holders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such security holders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class W Warrants and/or Class Z Warrants with the prior consent of HCFP, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class W Warrants and/or the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for redemption.

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

NOTE 7 – RECENT SIGNIFICANT EVENTS

On September 12, 2008 the Company and FI Investment Group LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

The agreement also provided FIIG with the right to appoint a member to the Company’s board of directors. The Company has agreed, upon such appointment, to obtain the resignation of each of its current directors which resignations shall only take effect if the Company’s stockholders approve the amendments to the Company’s certificate of incorporation described in the agreement and after all of the assets in the trust fund being distributed to the holders of Class B common stock.

On October 20, 2008, the Company filed a preliminary proxy statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the distribution the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company.

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in IPO trust account assets was effected at par on October 7, 2008.

NOTE 8 – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	July 31, 2008	April 30, 2008	January 31, 2008	October 31, 2007

YEAR ENDED JULY 31, 2008
Operating expenses	16,826	$(397,885)	$(201,085)	$(118,250)
Interest income	246,752	320,349	441,171	490,431
Interest expense	-	-	-	-

Income before provision for taxes	263,578	(77,536)	240,086	372,181
Provision for taxes	-	-	-	-

Net income	263,578	(77,536)	240,086	372,181
Accretion of Trust Fund relating to common stock subject to possible conversion	(48,912)	(63,061)	(86,471)	(95,605)

Net income attributable to common stockholders	$214,666	$(140,597)	$153,615	$276,576

Shares outstanding subject to possible conversion	2,046,176	2,046,176	2,046,176	2,046,176
Net income per share subject to possible conversion, basic and diluted	$0.02	$0.03	$0.04	$0.05
Weighted average number of shares outstanding	9,254,924	9,254,924	9,254,924	9,254,924
Net income per share, basic and diluted	$0.02	$(0.02)	$0.02	$0.03

	Quarter Ended
	July 31, 2007	April 30, 2007	January 31, 2007	October 31, 2006

YEAR ENDED JULY 31, 2007
Operating expenses	$(101,218)	$(86,480)	$(103,297)	$(110,016)
Interest income	$491,904	461,348	470,110	456,924
Interest expense	-	-	-	-

Income before provision for taxes	390,686	374,868	366,813	346,908
Provision for taxes	-	-	-	-

Net income	390,686	374,868	366,813	346,908
Accretion of Trust Fund relating to common stock subject to possible conversion	(101,255)	(83,671)	(90,930)	(93,640)

Net income attributable to common stockholders	$289,431	$291,197	$275,883	$253,268

Shares outstanding subject to possible conversion	2,046,176	2,046,176	2,046,176	2,046,176
Net income per share subject to possible conversion, basic and diluted	$0.05	$0.04	$0.04	$0.05
Weighted average number of shares outstanding	9,254,924	9,254,924	9,254,924	9,254,924
Net income per share, basic and diluted	$0.03	$0.03	$0.03	$0.03

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2008	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Carmel Vernia —————————————— Carmel Vernia	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2008

/s/ Matty Karp —————————————— Matty Karp	Chairman	October 31, 2008

/s/ Dror Gad —————————————— Dror Gad	Chief Financial Officer, Executive Vice President and Director (Principal Financial and Accounting Officer)	October 31, 2008