Form 10-Q
period 2008-10-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2008-12-15
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2008

Common Stock, par value $0.0001 per share	1,065,100
Class B Common Stock, par value $0.0001 per share	10,236,000

Israel Growth Partners Acquisition Corp.

INDEX

Part I – FINANCIAL INFORMATION

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of October 31, 2008	As of July 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets:

Cash and cash equivalents	$284,443	$438,699
Investments held in Trust including interest receivable of $20,802, and $77,146 (Note 1)	55,271,757	55,011,182
Prepaid expenses	49,032	63,986

Total assets	$55,605,232	$55,513,867

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued expenses	151,726	169,965
Common stock, Class B subject to redemption, (Notes 1 and 7)	55,271,757	55,011,182

Total current liabilities	55,423,483	55,181,147

Commitments (deficit) (Note 4)

Stockholders’ Equity (Notes 2, 5 and 6)
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,189,824 shares issued and outstanding (excluding 2,046,176 shares subject to possible conversion)	819	819
Additional paid-in-capital	1,458,444	1,458,444
Retained earnings (deficit) accumulated in the development stage	(1,277,621)	(1,126,650)

Total stockholders’ equity	181,749	332,720

Total liabilities and stockholders’ equity (deficit)	$55,605,232	$55,513,867

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

(unaudited)

	For the three months ended October 31, 2008	For the three months ended October 31, 2007	Period from inception (August 1, 2005) to October 31, 2008

Revenue	$–	$–	$–
Operating expenses:
Professional fees	100,870	82,791	687,908
Delaware franchise tax	16,132	(6,535)	237,600
Other general and administrative expenses (Note 4)	35,372	41,994	443,737

Loss from operations	(152,374)	(118,250)	(1,369,245)
Interest Income	261,978	490,431	3,671,581

Income before provision for income taxes	109,604	372,181	2,302,336
Provision for income taxes	–	–	–

Net income for the period	$109,604	$372,181	$2,302,336

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(52,089)	(95,605)	(721,487)

Net income attributable to other Class B stockholders and common stockholders	$57,515	$276,576	$1,580,849

Weighted average Class B common shares outstanding subject to possible conversion	2,046,176	2,046,176

Net income per Class B common share subject to possible conversion, basic and diluted	$0.03	$0.05

Weighted average number of shares outstanding, basic and diluted	9,254,924	9,254,924

Net income per share, basic and diluted	$0.01	$0.03

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to October 31, 2008

					Additional Paid -In	Deficit accumulated in the development
	Common Stock		Common Stock, Class B

	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	–	$–	–	$–	$–	$–	$–

Issuance of Common Stock to initial stockholder	100	–	–	–	500	–	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	–	–	–	–	247,500	–	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters’ discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	–	42,568,390

Proceeds from sale of underwriters’ purchase option	–	–	–	–	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	–	–	–	–	–	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	–
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	–
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	–	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(52,089)		(52,089)
Reclassification of interest earned on trust account to additional paid-in capital					260,575	(260,575)	–
Reclassification of Class B common stock value subject to redemption to current liability					(208,486)		(208,486)
Net income for the period						109,604	109,604

Balance, October 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,277,621)	$181,749

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

(unaudited)

	For the three months ended October 31, 2008	For the three months ended October 31, 2007	Period from inception (August 1, 2005) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$109,604	$372,181	$2,302,336
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(316,919)	(474,552)	(3,559,155)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	56,344	(3,713)	(20,802)
Decrease in accounts receivable - interest	–	1,025	–
Decrease (Increase) in prepaid expenses	14,954	(43,203)	(49,032)
(Decrease) Increase in accrued expenses	(18,239)	(3,181)	151,725

Net cash used in operating activities	(154,256)	(151,443)	(1,174,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(165,354,758)	(791,583,964)	(1,499,360,662)
Maturity of Securities held in trust	165,354,758	791,583,964	1,447,668,862

Net cash used in investing activities	–	–	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	–	–	500
Proceeds from issuance of warrants	–	–	247,500
Proceeds from sale of underwriters’ purchase option	–	–	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	–	–	10,327,338
Proceeds from sale by beneficial owner of Class B stock	–		7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders’ equity	–	–	42,568,390

Net cash (used in) provided by financing activities	–	–	53,151,171

Net increase (decrease) in cash and cash equivalents	(154,256)	(151,443)	284,443

Cash and cash equivalents
Beginning of period	438,699	1,123,856	–

End of period	$284,443	$972,413	$284,443

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$–	$–	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$(52,089)	$(95,605)	$(721,487)

Reclassification of Class B common stock to liability	$208,486	$–	$44,222,933

Reclassification of Class B, subject to possible coversion to liability	$52,089	$–	$11,048,824

See Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through October 31, 2008 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

Recent Events

On March 6, 2008 the Company entered into a merger agreement with Negevtech Ltd., an Israeli company. On July 18, 2008, the Company announced that it and Negevtech had terminated our definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that the Company could consummate a transaction under its certificate of incorporation as amended. As a result the company plans to distribute the amount held in the Trust Fund to its Class B common stockholders and is planning to present to its shareholders a proposal to allow for continued corporate existence following such distribution of amounts to its Class B common stockholders, and if such proposal is not approved, a proposal for the dissolution and liquidation of the Company. (See Note7)

As a result of the Company’s intent to return the proceeds held in the Trust Fund to the Class B common stockholders, $55,271,757 (which includes interest aggregating $20,802 receivable at October 31, 2008 and consisting of a $44.2 million reclassification from paid-in-capital and a $11 million reclassification from Class B, common stock subject to conversion; approximately $5.40 per share) has been classified as a current liability in the accompanying balance sheet at October 31, 2008.

On September 12, 2008 the Company and FI Investment Group LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to present to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

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

On October 20, 2008 and November 26, 2008, the Company filed a preliminary proxy statement, and amendments to that statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the immediate distribution of the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company. Additionally, the preliminary proxy statement contains a proposal to the Company’s stockholders to dissolve and liquidate the Company in the event the stockholders, at the special meeting, duly reject the proposed amendments to the Company’s certificate of incorporation to allow it to continue its corporate existence.

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

Organization

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $55,271,757 including accrued interest of $20,802 is being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

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

Going concern consideration – As indicated in the accompanying financial statements, at October 31, 2008, the Company had $284,443 in cash, current liabilities of $151,726 and working capital of $181,749. Further, the Company has incurred and, if the stockholders of the Company approve the proposal to continue the corporate existence of the Company after the distribution of the trust fund, the Company expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended to July 31, 2008 included in the Company’s Form 10-K filed on October 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended October 31, 2008. The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. See Note 1 – Organization and Business Operations – Recent Events.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through October 31, 2008.

As a result of the Company’s intent to distribute the Trust Fund to the Class B Common Stockholders as discussed in Note 1, all amounts in the Trust Fund will be returned to the Class B Common Stockholders including all interest income earned thereon. Due to the planned distribution to Class B common shareholders and the inclusion therein of $3,579,957 of interest earned on the Trust Fund to October 31, 2008 the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,236,000 shares) and common stock (1,065,100 shares) since inception. Such amounts would be $0.35 net income per share of common stock Class B (based on $3,579,957 interest on Trust Fund since the Offering) and $1.20 net loss per share of common stock (based on net loss since inception of $1,277,621 excluding interest on the Trust Fund) for the 10,236,000 and 1,065,100 shares respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at October 31, 2008 and July 31, 2008.

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

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157" (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $17,903 and $22,500 for the three months October 31, 2008, 2007 is included in general and administrative expenses on the accompanying condensed statements of operations and $202,984 for period from Inception (August 1, 2005) to October 31, 2008. The administrative service agreement is no longer effective as of October 12, 2008.

Financial Advisory Services

HCFP was been engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination, based upon the criteria for business combinations set forth in the IPO underwriting agreement and IPO registration statement. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company would have paid HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination. If the Company is dissolved and liquidated, the financial advisory service agreement will be terminated. If the Company’s stockholders approve a proposal to continue the Company’s corporate existence after liquidation of the trust fund, and the Company subsequently enters into a business combination with an operating business with the assistance of HCFP/Brenner, the Company expects that it would evaluate, based upon the criteria for business combinations set forth in the IPO underwriting agreement and IPO registration statement, whether HCFP/Brenner would be entitled to such a fee on account of that business combination after the amendments to its certificate of incorporation approved by its stockholders in connection with continuing the Company’s existence.

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended October 31, 2008 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of October 31, 2008, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of October 31, 2008, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to October 31, 2008, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of October 31, 2008 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of October 31, 2008 there were 7,800,000 Class Z Warrants outstanding.

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

The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As the proceeds from the exercise of the Class W Warrants and Class Z. Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

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

On October 20, 2008 and November 26, 2008, the Company filed a preliminary proxy statement, and amendments to that statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the distribution the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company. Additionally, the preliminary proxy statement contains a proposal to the Company’s stockholders to dissolve and liquidate the Company in the event the stockholders, at the special meeting, duly reject the proposed amendments to the Company’s certificate of incorporation to allow it to continue its corporate existence.

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

        We do not currently have a website and consequently do not make available materials we file with or furnish to the United States Securities and Exchange Commission, or SEC. We will provide electronic or paper copies of such materials free of charge upon request.

For a description of the proceeds generated in our IPO and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of our Form 10-K filed on October 31, 2008.

Recent Developments

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

        On September 12, 2008 we and FIIG, entered into an agreement under which, at the request of FIIG, we agreed to propose to our stockholders, including the holders of our shares of Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing us to maintain its corporate existence and provide for the prompt distribution of the Trust Fund for the benefit of the holders of our Class B common stock in connection with the cancellation of their Class B shares.

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

        The agreement also states that FIIG will supply us with a credit facility upon reasonable terms, if we reasonably determine that insufficient funds exist to meet our current and anticipated obligations inclusive of any additional costs associated with gaining stockholder approval for the Company to maintain its corporate existence (based upon a review of similar transactions and their associated costs), for the period until the time that our stockholders approve maintaining the Company’s corporate existence and all of the Trust Fund assets are distributed to the holders of our Class B common stock.

        At the request of FIIG, our board of directors considered certain amendments to our certificate of incorporation, or the Distribution Amendments, that would (1) expressly allow us to immediately distribute the funds in the Trust Fund to the Class B common stockholders and cancel the outstanding shares of our Class B common stock, without the requirement that we dissolve and liquidate, and (2) allow us to continue our corporate existence after the distribution of the Trust Fund by removing those provisions that would require us to dissolve or liquidate and that limit our status to a blank check company. After consideration, our board of directors has declared the advisability of the amendments to our certificate of incorporation, and plans to present to our stockholders the opportunity to vote on the Distribution Amendments at a special meeting of the Company’s stockholders. Additionally at the special meeting, our board of directors plans to present to our stockholderswith a proposal to dissolve and liquidate the Company, or the Liquidation Proposal, in the event the Distribution Amendments are not approved. Information relating to this special meeting is included in our preliminary proxy statement on Schedule 14A, filed with the United States Securities and Exchange Commission, or SEC, on November 26, 2008.

        Whether the Distribution Amendments or the Liquidation Proposal are approved by the special meeting, we will distribute to all of our Class B stockholders, in proportion to their respective equity interest in the Class B common stock, an aggregate sum equal to the amount in our Trust Fund, inclusive of any interest, and all then outstanding shares of Class B common stock will be automatically cancelled. There will be no distribution from the Trust Fund with respect to our common stock or our Class W and Class Z warrants. The amount available for distribution per share of Class B common stock, including interest earned on the Trust Fund, was $5.40 per share as of October 31, 2008.

        If the Distribution Amendments are approved by the special meeting our common stock and all classes of warrants will remain outstanding. If the proposals in the special meeting are not approved, our shareholders will be asked to consider the Liquidation Proposal, and if approved, we will dissolve and liquidate the company and we expect that, based on the amount of funds we currently hold outside of the Trust Fund and our anticipated liabilities, the amount that would be available for distribution to our common stockholders in liquidation, if any, would be less than $0.10 per share. Our warrant holders will not be entitled to any amount upon liquidation and dissolution.

        The proceeds deposited in the Trust Fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. Each of our executive officers have agreed that they will be personally liable to ensure that the proceeds in the Trust Fund are not reduced by the claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in the trust; provided, however, that such liability shall not extend to claims of target businesses brought under Israeli law or in Israeli courts. We have questioned these individuals and reviewed their financial information and believe that each of these individuals has a substantial net worth. Moreover, because our offices are located in Israel, it is likely that the vendors and other entities with which we do business will be located in Israel and prospective target businesses will likely have operations or facilities in Israel. We therefore expect that most claims that could be brought against us would be brought under Israeli law and/or in Israeli courts and will be outside the indemnification obligations of our executive officers. As a result, we believe that these individuals will be able to satisfy their indemnification obligations. However, we cannot be certain that this will be the case. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of the holders of our Class B common stock. We cannot be certain that the per-share distribution from the Trust Fund will not be less than $5.40 due to claims of creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Fund could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Fund, we cannot be certain that we will be able to return to our Class B stockholders at least $5.40 per share.

Trust Account

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

Results of Operations

        Net income for the three months ended October 31, 2008 of $109,604 consisted of interest income on the Trust Fund investment of $260,575 and interest on cash and cash equivalents of $1,403, offset by professional fees of $100,870, Delaware franchise taxes of $16,132 and other operating expenses of $35,372 which consist of $17,903 for a monthly administrative services agreement with an affiliate, $14,954 for insurance, and $2,515 for other expenses.

        Net income for the three months ended October 31, 2007 of $372,181 consisted of interest income on the Trust Fund investment of $478,265, and interest on cash and cash equivalents of $12,166, offset by professional fees of 82,791, $(6,535) for Delaware franchise tax, and other operating expenses of $41,994, consisting of $22,500 for office space and other administrative expenses, $16,110 for officer liability insurance, and $892 for travel, and $2,492 for other operating expenses.

        Net income for the period from inception (August 1, 2005) to October 31, 2008 of $2,302,336 consisted of interest income on the Trust Fund investment of $3,579,957 and interest on cash and cash equivalents of $91,624, offset by professional fees of $687,908, Delaware franchise taxes of $237,600 and other operating expenses of $443,737, consisting of $202,984 for a monthly administrative services agreement with an affiliate, $150,968 for insurance, $66,987 for travel, and $22,798 for other expenses.

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

        As indicated in the accompanying financial statements, at October 31, 2008, we had $284,443 in cash, current liabilities of $151,726 and working capital of $181,749 outside of the Trust Fund. In addition to the above funds, our agreement, dated September 12, 2008, with FIIG states that FIIG will supply us with a credit facility upon reasonable terms, if we reasonably determine that insufficient funds exist to meet our current and anticipated obligations inclusive of any additional costs associated with gaining stockholder approval for the Company to maintain its corporate existence (based upon a review of similar transactions and their associated costs), for the period until the time that our stockholders approve maintaining the Company’s corporate existence and all of the Trust Fund assets are distributed to the holders of our Class B common stock. We have incurred, and if our stockholders approve the proposals to continue the corporate existence of the Company after the distribution of the Trust Fund, we expect to continue to incur, costs in pursuit of acquisition plans. If the proposals submitted to our stockholders, discussed above, are not approved, we will commence dissolution and liquidation. The costs of adopting and implementing a plan of dissolution and liquidation would require expenditures to our counsel and financial advisors, among others, that would reduce the amount ultimately available for distribution upon dissolution and liquidation. We cannot assure you of the amount, if any, outside of the Trust Fund that would be available if the amendments are not approved and we are required to adopt and implement a plan of dissolution and liquidation. We expect, however, that the amount that would be available for distribution to our common stockholders in liquidation would be less than $0.10 per share.

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

Contractual Obligations and Commitments

        Pursuant to the SEC’s rules and regulations this item is not applicable to the Company as a smaller reporting company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

        Pursuant to the SEC’s rules and regulations this item is not applicable to the Company as a smaller reporting company.

Item 4T.	Control and Procedures

        Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2008. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

        On October 20, 2008 and November 26, 2008, the Company filed a preliminary proxy statement, and amendments to that statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the immediate distribution of the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company. Additionally, the preliminary proxy statement contains a proposal to the Company’s stockholders to dissolve and liquidate the Company in the event the stockholders, at the special meeting, duly reject the proposed amendments to the Company’s certificate of incorporation to allow it to continue its corporate existence.

        Information relating to the matters submitted to a vote of our stockholders and the special meeting is included in our preliminary proxy statement on Schedule 14A, as filed with the SEC.

Item 6.	Exhibits

Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws (2)

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)

(1)	Previously filed as an Exhibit to the Registrant’s Amendment No. 7 to Form S-1 Registration statement and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2008	ISRAEL GROWTH PARTNERS ACQUISITION CORP. By: /s/ Carmel Vernia —————————————— Carmel Vernia Chief Executive Officer

By: /s/ Dror Gad —————————————— Dror Gad Chief Financial Officer