Form 10-Q
period 2009-01-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2009-03-13
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
January 31, 2009

Commission file number: 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3233358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☒    No  ☐

As of March 10, 2009, there were 1,065,100 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Israel Growth Partners Acquisition Corp.

INDEX

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of January 31, 2009 (unaudited) and July 31, 2008 (audited)	3

Condensed Statement of Operations for the three months ended January 31, 2009 and 2008, for the six months ended January 31, 2009 and 2008, for the period from August 1, 2005 (inception) to January 31, 2008, and for the period from August 1, 2005 (inception) to January 31, 2009 (unaudited)	4

Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to January 31, 2009 (unaudited)	5

Condensed Statement of Cash Flows for the six months ended January 31, 2009 and 2008, for the period from August 1, 2005 (inception) to January 31, 2008, and for the period from August 1, 2005 (inception) to January 31, 2009 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	21

Part II – OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	24

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$142,847	$438,699
Investments held in Trust including interest receivable of $9,519, and $77,146 (Note 1)	55,309,451	55,011,182
Prepaid expenses	44,053	63,986
Total assets	$55,496,351	$55,513,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	85,604	169,965
Common stock, Class B subject to redemption, (Notes 1 and 7)	55,309,451	55,011,182

Total current liabilities	55,395,055	55,181,147

Commitments (deficit) (Note 4)

Stockholders' Equity (Notes 2, 5 and 6)
Common stock, par value $.0001 per share, 40,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,189,824 shares issued and outstanding (excluding 2,046,176 shares subject to possible conversion)	819	819
Additional paid-in-capital	1,458,444	1,458,444
Retained earnings (deficit) accumulated in the development stage	(1,358,074)	(1,126,650)

Total stockholders' equity	101,296	332,720

Total liabilities and stockholders' equity (deficit)	$55,496,351	$55,513,867

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

(unaudited)

					Period from inception	Period from inception
	For the three months ended		For the six months ended		(August 1, 2005) to	(August 1, 2005) to
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2008	January 31, 2009
Revenue	$-	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	72,298	141,061	173,168	223,852	383,436	760,206
Delaware franchise tax	(12,080)	16,068	4,052	9,533	153,370	225,520
Other general and administrative expenses (Note 4)	20,448	43,956	55,820	85,950	299,006	464,185
Loss from Operations	(80,666)	(201,085)	(233,040)	(319,335)	(835,812)	(1,449,911)
Interest Income	37,907	441,171	299,885	931,602	2,842,502	3,709,488
Income (loss) before provision for income taxes	(42,759)	240,086	66,845	612,267	2,006,690	2,259,577
Provision for income taxes	-	-	-	-	-	-
Net income (loss) for the period	$(42,759)	$240,086	$66,845	$612,267	$2,006,690	$2,259,577
Accretion of Trust Fund relating to Class B common stock subject to possible conversion	(7,535)	(86,471)	(59,624)	(182,076)	(557,425)	(729,022)
Net income (loss) attributable to other Class B stockholders and common stockholders	$(50,294)	$153,615	$7,221	$430,191	$1,449,265	$1,530,555

Weighted average Class B common shares outstanding subject to possible conversion	2,046,176	2,046,176	2,046,176	2,046,176
Net income per Class B common share subject to possible conversion, basic and diluted	$0.00	$0.04	$0.03	$0.09
Weighted average number of shares outstanding, basic and diluted	9,254,924	9,254,924	9,254,924	9,254,924
Net income (loss)per share, basic and diluted	$(0.01)	$0.02	$0.00	$0.05

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to January 31, 2009

	Common Stock		Common Stock, Class B		Additional Paid -In	Deficit accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)
Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)
Net income for the period						1,479,275	1,479,275
Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343
Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(59,624)		(59,624)
Reclassification of interest earned on trust account to additional paid-in capital					298,269	(298,269)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Net income for the period						66,845	66,845
Balance, January 31, 2009	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,358,074)	$101,296

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

(unaudited)

			Period from inception	Period from inception
	For the six months ended		(August 1, 2005) to	(August 1, 2005) to
	January 31, 2009	January 31, 2008	January 31, 2008	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$66,845	$612,267	$2,006,690	$2,259,577
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(365,896)	(932,637)	(2,629,268)	(3,608,132)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	67,627	21,800	(129,973)	(9,519)
Decrease in accounts receivable - interest	-	1,025	-	-
Decrease (Increase) in prepaid expenses	19,933	(27,515)	(35,256)	(44,053)
(Decrease) Increase in accrued expenses	(84,361)	75,889	210,464	85,603
Net cash used in operating activities	(295,852)	(249,171)	(577,343)	(1,316,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(331,216,341)	323,606,143	(1,005,777,819)	(1,665,222,246)
Maturity of Securities held in trust	331,216,341	(323,606,143)	954,086,019	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES				-
Proceeds from issuance of common stock to initial stockholder	-	-	500	500
Proceeds from issuance of warrants	-	-	247,500	247,500
Proceeds from sale of underwriters' purchase option	-	-	100	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-		-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390	42,568,390
Net cash (used in) provided by financing activities	-	-	53,143,828	53,151,171

Net increase (decrease) in cash and cash equivalents	(295,852)	(249,171)	874,685	142,847

Cash and cash equivalents
Beginning of period	438,699	1,123,856
End of period	$142,847	$874,685	$874,685	$142,847
Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202	$641,202.00
Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$(59,624)	$(182,076)	$(557,425)	$(729,022.00)
Reclassification of Class B common stock to liability	$238,645	$-	$-	$44,253,092.00
Reclassification of Class B, subject to possible coversion to liability	$-	$-	$-	$10,996,735.00

See Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through January 31, 2009 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

On March 6, 2008 the Company entered into a merger agreement with Negevtech Ltd., an Israeli company. On July 18, 2008, the Company announced that it and Negevtech had terminated their definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that the Company could consummate a transaction under its certificate of incorporation as amended.  As a result, the Company announced plans to distribute the amount held in the Trust Fund to its Class B stockholders and adopt a plan for continued corporate existence.  (See Note 7)

As a result of the Company’s intent to return the proceeds held in the Trust Fund to the Class B common stockholders, $55,309,451 (which includes interest aggregating $9,519 receivable at January 31, 2009 and consisting of a $44.3 million reclassification from paid-in-capital and a $11 million reclassification from Class B, common stock subject to conversion; approximately $5.40 per share) has been classified as a current liability in the accompanying balance sheet at January 31, 2009.

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

On October 20, 2008, the Company filed a preliminary proxy statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the immediate distribution the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company. (See Note 8)

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. As of January 31, 2009, the fund is held in a brokerage account at Barclays Capital. As of January 31, 2009, the IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in IPO trust account assets was effected at par on October 7, 2008.

Organization

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management was given broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). As of January 31, 2009, an amount of $55,309,451 including accrued interest of $9,519 was being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination is not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above the Trust Fund was required to be distributed pro-rata to all of the Class B common stockholders and their Class B common shares to be cancelled and returned to the status of authorized but unissued shares. Common stockholders were not entitled to receive any of the proceeds from the Trust Fund.

Going concern consideration – As indicated in the accompanying financial statements, at January 31, 2009, the Company had $142,847 in cash, current liabilities of $85,604 and working capital of $101,296. The Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

NOTE 2 – OFFERING

In the Offering, effective July 11, 2006, the Company sold to the public an aggregate of 532,500 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,118,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering totaled approximately $52.9 million, which was net of approximately $3.3 million in underwriting expenses and other registration costs incurred through July 26, 2006. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (each a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (each a “Class W Warrant”).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended to July 31, 2008 included in the Company’s Form 10-K filed on October 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consist of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended October 31, 2008. The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. See Note 1 – Organization and Business Operations.

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

As discussed in Note 8, subsequent to January 31, 2009, all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon. Due to the distribution to Class B common shareholders and the inclusion therein of $3,617,651 of interest earned on the Trust Fund to January  31, 2009 the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,236,000 shares) and common stock (1,065,100 shares) since inception. Such amounts would be $0.35 net income per share of common stock Class B (based on $3,617,651 interest on Trust Fund since the Offering) and $1.27 net loss per share of common stock (based on net loss since inception of $1,358,074 excluding interest on the Trust Fund) for the 10,236,000 and 1,065,100 shares respectively.

FAIR VALUE MEASUREMENTS - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.

Effective July 31, 2008, the Company implemented SFAS Statement No. 157, which did not have impact on Company’s financial results.

The following table presents certain of the Company’s assets that are measured at fair value as of January 31 2009. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

		Quoted Prices in Active Markets
	January 31, 2009	(Level 1)
Description
Cash and cash equivalents	142,847	$142,847
Cash and cash equivalents held in Trust Account	55,309,451	55,309,451
Total	$55,452,298	$55,452,298

In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities and is evaluating the impact, if any, this standard will have on its financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS –

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141(R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter. Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $17,903 and $22,500 for the three months October 31, 2008 and 2007, respectively, is included in general and administrative expenses on the accompanying condensed statements of operations and $202,984 for period from Inception (August 1, 2005) to October 31, 2008. The administrative service agreement is no longer effective as October 12, 2008.

Financial Advisory Services

HCFP was engaged by the Company to act as the Company’s non-exclusive investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company would have paid HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination. The financial advisory service agreement has been terminated.

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended January 31, 2009 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

As of January 31, 2009, the Company is authorized to issue 40,000,000 shares of common stock and 12,000,000 shares of Class B common stock. As of January 31, 2009, there are 1,065,100 shares of the Company’s common stock issued and outstanding and 10,236,000 shares of the Company’s Class B stock issued and outstanding, including 2,046,176 Class B common shares subject to possible conversion.

As of January 31, 2009, there are 6,967,900 and 1,304,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with any Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

NOTE 6 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August 2005, the Company sold and issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, to its initial securityholders, for an aggregate purchase price of $247,500, or $0.05 per warrant.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to January 31, 2009, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of January 31, 2009 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of January 31, 2009 there were 7,800,000 Class Z Warrants outstanding.

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

NOTE 7 – RECENT SIGNIFICANT EVENTS

On September 12, 2008 the Company and FIIG, the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

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

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. As of January 31, 2009, the fund is held in a brokerage account at Barclays Capital. As of January 31, 2009, the IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in IPO trust account assets was effected at par on October 7, 2008.

On January 27, 2009 the Company’s Board of Directors set a meeting date of February 16, 2009, for the Company’s special meeting of stockholders to be held to consider proposals to approve certain amendments to the Company’s certificate of incorporation to allow the Company to distribute the proceeds of the Company’s IPO trust account to the holders of its Class B common stock, and to allow the Company to continue its corporate existence after the distribution of the trust account, without requiring the dissolution and liquidation of the Company or to approve the dissolution and liquidation of the Company.

NOTE 8 – SUBSEQUENT EVENTS

At a special meeting of stockholders held on February 16, 2009, the Company’s stockholders approved a proposal to distribute the Company’s trust fund for the benefit of its Class B common stockholders, without the requirement that the Company dissolve and liquidate.  As a result of the stockholder vote, the Company filed an amendment to its certificate of incorporation which resulted in the cancellation of all shares of the Company’s Class B common stock, and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, the Company’s Class B common stock and Series B Units ceased to be quoted on the over-the-counter bulletin board and ceased to trade or be tradeable, and the trust fund was distributed to the holders of Class B common stock.  FIIG, the largest holder of shares of the Company’s common stock, became the Company’s majority stockholder as a result of the cancellation of the outstanding Class B common stock.

At a continuation of the special stockholder meeting held on February 17, 2009, the Company’s stockholders (then consisting only of holders of common stock) approved proposals to amend and restate the Company’s certificate of incorporation to (1) remove certain blank check company-related restrictions, including provisions which required the Company to dissolve following the distribution of the trust account and provisions authorizing the Class B common stock, and (2) increase the authorized shares of common stock from 40,000,000 shares to 80,000,000 shares.  As a result of this stockholder vote, the Company filed an amended and restated certificate of incorporation, which allowed the Company to continue its corporate existence following the distribution of the trust fund.

At a meeting of the Company’s Board of Directors held on March 13, 2009, the Board of Directors appointed Richard J. Roth, FIIG’s Managing Director and Chief Financial Officer, and Abhishek Jain, Chief Executive Officer of WTP Capital, LLC, to the Board of Directors.  Following the appointment of Mr. Roth and Mr. Jain, each of the remaining members of the Board of Directors, Matty Karp, Carmel Vernia and Dror Gad, resigned from the Board of Directors and, effective immediately after the filing of this quarterly report on Form 10-Q, as officers of the Company, resulting in Mr. Roth and Mr. Jain continuing as the sole members of the Board of Directors.

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

Our certificate of incorporation in effect as of January 31, 2009 required us to distribute to our Class B common stockholders the amount in our Trust Fund, including any accrued interest, if we did not effect a business combination as described in the registration statement for our IPO within 18 months after the consummation of our IPO (July 18, 2006), or within 24 months after the consummation of our IPO if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of our IPO and the business combination has not been consummated within such 18 month period.

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

At the request of FIIG, we presented to our stockholders proposals to consider at a special meeting of our stockholders, held on February 16 and 17, 2009, to (i) expressly allow us to distribute the funds in the Trust Fund to the Class B common stockholders and cancel the outstanding shares of our Class B common stock, without the requirement that we dissolve and liquidate, and (ii) allow us to continue our corporate existence after the distribution of the Trust Fund, rather than dissolve as required by our certificate of incorporation, and to do so with a new certificate of incorporation that would be suitable for our company as a non-blank check company. See “Recent Developments,” below.

For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part II, Item 8 of our Annual Report on Form 10-K filed on October 31, 2008.

Recent Developments

At a special meeting of our stockholders held on February 16, 2009, our stockholders approved a proposal to distribute our trust fund for the benefit of our Class B common stockholders, without the requirement that we dissolve and liquidate.  As a result of the stockholder vote, we filed an amendment to our certificate of incorporation which resulted in the cancellation of all shares of our Class B common stock, and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, our Class B common stock and Series B Units ceased to be quoted on the over-the-counter bulletin board and ceased to trade or be tradeable, and the trust fund was distributed to the holders of Class B common stock.  FIIG, the largest holder of shares of our common stock, became our majority stockholder as a result of the cancellation of the outstanding Class B common stock.

At a continuation of the special stockholder meeting held on February 17, 2009, our stockholders (then consisting only of holders of common stock) approved proposals to amend and restate our certificate of incorporation to (1) remove certain blank check company-related restrictions, including provisions which required us to dissolve following the distribution of the trust account and provisions authorizing the Class B common stock, and (2) increase the authorized shares of common stock from 40,000,000 shares to 80,000,000 shares.  As a result of this stockholder vote, we filed an amended and restated certificate of incorporation, which allowed us to continue our corporate existence following the distribution of the trust fund.

At a meeting of our Board of Directors held on March 13, 2009, the Board of Directors appointed Richard J. Roth, FIIG’s Managing Director and Chief Financial Officer, and Abhishek Jain, Chief Executive Officer of WTP Capital, LLC, to the Board of Directors.  Following the appointment of Mr. Roth and Mr. Jain, each of the remaining members of the Board of Directors, Matty Karp, Carmel Vernia and Dror Gad, resigned from the Board of Directors and, effective immediately after the filing of this quarterly report on Form 10-Q, as officers of the Company, resulting in Mr. Roth and Mr. Jain continuing as the sole members of the Board of Directors.

Results of Operations

Net income for the three months ended January 31, 2009 of $(42,759) consisted of interest income on the Trust Fund investment of $37,694 and interest on cash and cash equivalents of $213, offset by professional fees of $72,298, Delaware franchise taxes of $(12,080) and other operating expenses of $20,448 which consist of $15,000 for insurance, and 1,137 for travel, and $4,311for other expenses.

Net income for the three months ended January 31, 2008 of $240,086 consisted of interest income on the Trust Fund investment of $432,571, and interest on cash and cash equivalents of $8,600, offset by professional fees of 141,061, $16,068 for Delaware franchise tax, and other operating expenses of $43,956, consisting of $22,500 for office space and other administrative expenses, $15,000 for officer liability insurance, and $4,614 for travel, and $1,842 for other operating expenses.

Net income for the six months ended January 31, 2009 of $66,845 consisted of interest income on the Trust Fund investment of $298,269 and interest on cash and cash equivalents of $1,616, offset by professional fees of $173,168, Delaware franchise taxes of $4,052 and other operating expenses of $55,820 which consist of $17,903 for a monthly administrative services agreement with an affiliate, $29,954 for insurance, and $1,137 for travel, and $6,826 for other expenses.

Net income for the six months ended January 31, 2008 of $612,267 consisted of interest income on the Trust Fund investment of $910,837, and interest on cash and cash equivalents of $20,765, offset by professional fees of 223,852, $9,533 for Delaware franchise tax, and other operating expenses of $85,950, consisting of $45,000 for office space and other administrative expenses, $31,110 for officer liability insurance, and $5,506 for travel, and $4,334 for other operating expenses.

Net income for the period from inception (August 1, 2005) to January 31, 2009 of $2,259,577 consisted of interest income on the Trust Fund investment of $3,617,651 and interest on cash and cash equivalents of $91,837, offset by professional fees of $760,206, Delaware franchise taxes of $225,520 and other operating expenses of $464,185, consisting of $202,984 for a monthly administrative services agreement with an affiliate, $165,968 for insurance, $68,124 for travel, and $27,109 for other expenses.

Net income for the period from inception (August 1, 2005) to January 31, 2008 of $2,006,690 consisted of interest income on the Trust Fund investment of $2,759,241 and interest on cash and cash equivalents of $83,261, offset by professional fees of $383,436, Delaware franchise taxes of $153,370 and other operating expenses of $299,006, consisting of $140,081 for a monthly administrative services agreement with an affiliate, $106,014 for insurance, $39,100 for travel, and $13,811 for other expenses.

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

As indicated in the accompanying financial statements, at January 31, 2009, we had $142,847 in cash, current liabilities of $85,604 and working capital of $101,296 outside of the Trust Fund. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.

We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

We do not currently have any specific capital-raising plans. We may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We may be deemed to be a “blank check company” for purposes of the federal securities laws. If we are deemed to be a “blank check company”, regulatory restrictions that are more restrictive than those currently set forth in our certificate of incorporation may apply to any future public offerings by us and may further limit our ability to raise funds for our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the SEC's rules and regulations this item is not applicable to the Company as a smaller reporting company.

Item 4T. Controls and Procedures

Our management carried out an evaluation, with the participation of Mr. Carmel Vernia, our chief executive officer and Mr. Dror Gad, our chief financial officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2009. Based upon that evaluation, Messrs. Vernia and Gad concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1A.  Risk Factors

Our business faces many risks.  The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our securities could decline. As a result, you should consider all of the following risks, together with all of the other Risk Factors set forth in our Annual Report on Form 10-K for the year ended July 31, 2008, as filed with the SEC on October 31, 2008, and the other information in this Quarterly Report on Form 10-Q, the Form 10-K and our filings with the SEC before deciding to invest in our securities.

Future Acquisition Plans

We intend to pursue the acquisition of one or more operating companies located in Israel or elsewhere, subject to several important factors, including the availability of financing and the role and level of involvement of our current board of directors and management in our post-blank check company operations. We cannot assure you that we will be able to acquire an operating business. As an alternative, we might seek to obtain value from its status as a public shell through a sale to or combination with an operating company seeking such status as a means of “going public.”

Since the termination of our merger agreement with Negevtech, we have not had discussions with any potential acquisition candidates. As of the date of this report, we have no arrangements in place with any acquisition candidates.  In the event that we enter into a definitive agreement to acquire an operating company, we believe the acquisition would not necessarily require stockholder approval, even if it constituted a change in control of us, provided that our common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware General Corporation Law. Accordingly, you may not be entitled to vote on any future acquisitions by us.

Need for Additional Capital

Our board of directors anticipates that we will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.   We do not currently have any specific capital-raising plans. We may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We believe that the issuance of equity securities in such a financing will not be subject to stockholder approval if our common stock is not then listed on a national stock exchange. Accordingly, you may not be entitled to vote on any future financing by us.

If we are deemed to be “blank check company” for the purposes of the federal securities laws, regulatory restrictions that are more restrictive than those currently set forth in our certificate of incorporation may apply to any future public offerings by us.

 Quotation on OTC Bulletin Board

Our outstanding common stock and units are currently quoted on the OTC Bulletin Board. We cannot assure you that our common stock or units will continue to be quoted on the OTC Bulletin Board. To continue trading on the OTC Bulletin Board, we must continue to timely file public reports and satisfy the OTC Bulletin Board’s minimum stockholder requirements. We believe that the OTC Bulletin Board unofficially requires at least 35 to 40 stockholders with at least 100 tradable shares each (known as “round lot” shareholders) to allow a stock to trade there. Concurrent with the IPO, we filed a registration statement on Form 8-A with the SEC registering the common stock and other outstanding securities under Section 12(g) of the Securities Exchange Act of 1934.  While such registration is in effect, we are a reporting company under the federal securities laws.  At this time, we have no intention of seeking to deregister our common stock under the Exchange Act and plan to continue to file public reports as long as such registration is in effect.  Nonetheless, we cannot assure you that our common stock or warrants will remain eligible for quotation on the OTC Bulletin Board.

FIIG  owns a majority of our outstanding common stock, which limits the ability of other stockholders to influence corporate matters.

FIIG currently owns a majority of our outstanding common stock and, as a result, has control over us, the election of our board of directors and our management and policies.  FIIG also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our common stock.

Item 6.   Exhibits

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

Date: March 13, 2009	ISRAEL GROWTH PARTNERS ACQUISITION CORP.

	By:	/s/ Carmel Vernia
Carmel Vernia
Chief Executive Officer

	By:	/s/ Dror Gad
Dror Gad
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws (2)

31.1	Section 302 CEO Certification (Carmel Vernia)

31.2	Section 302 CFO Certification (Dror Gad)

32.1	Section 906 CEO Certification (Carmel Vernia)

32.2	Section 906 CFO Certification (Dror Gad)

(1)	Previously filed as an Exhibit to the Registrant’s Amendment No. 7 to Form S-1 Registration statement and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Registrant’s Form S-1 Registration statement and incorporated herein by reference.