Form 10-Q
period 2009-04-30
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2009-06-15
CIK 1335725

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
April 30, 2009

Commission file number: 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3233358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Tysons Blvd., Suite 1150
McLean, VA 22102
(Address of Principal Executive Offices and Zip Code)

703-286-1390
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

Yes  ☒    No  ☐

As of June 15, 2009, there were 1,065,100 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

Israel Growth Partners Acquisition Corp.

INDEX

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008 (audited)	3

Condensed Statements of Operations, for the three months ended April 30, 2009 and 2008, for the nine months ended April 30, 2009 and 2008, for the period from August 1, 2005 (inception) to April 30, 2008, and for the period from August 1, 2005 (inception) to April 30, 2009 (unaudited)	4

Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to July 31, 2008 and the six months ended April 30, 2009 (unaudited)	5

Statements of Cash Flows, for the six months ended April 30, 2009 and 2008, for the period from August 1, 2005 (inception) to April 30, 2008, and for the period from August 1, 2005 (inception) to April 30, 2009 (unaudited)	6

Notes to Unaudited Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 4T. Controls and Procedures	20

Part II – OTHER INFORMATION	21

Item 1A. Risk Factors	21

Item 6. Exhibits	23

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:

Cash and cash equivalents	$78,727	$438,699
Investments held in Trust including interest receivable of $0 and $77,146 (Note 1)	-	55,011,182
Prepaid expenses	-	63,986
Total assets	$78,727	$55,513,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	96,249	169,965
Common stock, Class B subject to redemption, (Notes 1)	-	55,011,182

Total current liabilities	96,249	55,181,147

Commitments (deficit) (Note 4)

Stockholders' Equity (Notes 2, 4 and 5)
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 8,189,824 shares issued and outstanding (excluding 2,046,176 shares subject to conversion)	-	819
Additional paid-in-capital	1,460,540	1,458,444
Retained earnings (deficit) accumulated in the development stage	(1,478,169)	(1,126,650)

Total stockholders' equity (deficit)	(17,522)	332,720

Total liabilities and stockholders' equity	$78,727	$55,513,867

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

					Period from inception
	For the three months ended		For the nine months ended		(August 1, 2005) to
	Unaudited		Unaudited
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	48,005	316,418	221,173	540,270	808,211
Delaware franchise tax	2,500	15,781	6,552	25,314	228,020
Other general and administrative expenses (Note 4)	69,589	65,686	125,409	151,635	533,774
Loss from operations	(120,094)	(397,885)	(353,134)	(717,219)	(1,570,005)
Interest Income	6,258	320,349	306,142	1,251,951	3,715,746
Income (loss) before provision for income taxes	(113,836)	(77,536)	(46,992)	534,732	2,145,741
Provision for incometaxes	-	-	-	-	-
Net income (loss) for theperiod	$(113,836)	$(77,536)	$(46,992)	$534,732	$2,145,741
Accretion of Trust Fund relating to Class B common stock subject to conversion	-	(63,061)	(64,605)	(245,137)	(729,022)
Net income (loss) attributable to other Class B stockholders and common stockholders	$(113,836)	$(140,597)	$(111,597)	$289,595	$1,416,719

Weighted average Class B common shares outstanding subject to conversion	341,029	2,046,176	1,477,794	2,046,176
Net income per Class B common share subject to conversion, basic and diluted	$(0.33)	$(0.07)	$(0.08)	$0.14
Weighted average number of shares outstanding, basic and diluted	2,430,070	9,254,924	6,979,973	9,254,924
Net income (loss)per share, basic and diluted	$(0.05)	$(0.02)	$(0.02)	$0.03

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to April 30, 2009

	Common Stock		Common Stock, Class B		Additional Paid - In	Deficit accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockho lder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per W arrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds o f 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possib le conversion	1,065,000	107	8,189,824	819	42,567,464	-	4 2,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)
Balance, July 31, 2006	1,065,100	10 7	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275
Balance, July 31, 2007	1,065,100	$10 7	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(4 4,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343
Balance, July 31, 2008 (audited)	1,065,100	$10 7	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in cap ital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net income for the period						(46,992)	(46,992)
Balance, April 3 0, 2009 (unaudited)	1,065,100	$10 7	-	$-	$1,460,540	$(1,478,169)	$(17,522)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

(unaudited)

	For the nine months ended		Period from inception (August 1, 2005) to
	April 30, 2009	April 30, 2008	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$(46,992)	$534,732	$2,145,741
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(380,396)	(1,282,862)	(3,622,634)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	77,146	56,564	-
Decrease in accounts receivable - interest	-	1,025	-
Decrease (Increase) in prepaid expenses	63,986	(11,827)	-
(Decrease) Increase in accrued expenses	(73,716)	217,204	96,249
Net cash used in operating activities	(359,972)	(485,164)	(1,380,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(331,216,341)	(487,273,649)	(1,665,222,246)
Maturity of Securities held in trust	331,216,341	487,273,649	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES			-
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters' purchase option	-		100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-		7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	-	-	53,151,171

Net increase (decrease) in cash and cash equivalents	(359,972)	(485,164)	78,727

Cash and cash equivalents
Beginning of period	438,699	1,123,856	-
End of period	$78,727	$638,692	$78,727

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202.00
Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$(65,605)	$245,137	$(735,003.00)
Reclassification of Class B common stock to liability	$238,645	$-	$44,253,092.00
Reclassification of Class B, subject to possible coversion to liability	$-	$-	$10,996,735.00

See Notes to Unaudited Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through April 30, 2009 related to the Company’s formation, capital raising and deal development activities. The Company has selected July 31st as its year end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in an interest-bearing trust account (“Trust Fund”). The Company’s management was given broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”).  Under the terms of the Company’s certificate of incorporation, the funds held in the Trust Fund were required to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).  Under the Offering, the Company indicated its intent to dissolve in the event of a failure to consummate a Business Combination within the Target Business Acquisition Period.

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination.

On March 6, 2008 the Company entered into a merger agreement with Negevtech Ltd., an Israeli company. On July 18, 2008, the Company announced that it and Negevtech had terminated their definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that the Company could consummate a transaction under its certificate of incorporation as amended.  As a result, the Company announced plans to distribute the amount held in the Trust Fund to its Class B stockholders.

On September 12, 2008 the Company and FI Investment Group., LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

The agreement also provided FIIG with the right to appoint a member to the Company’s board of directors.  Additionally, it provided for the resignation of each of the Company’s directors and officers that were serving the Company as of the date of the agreement upon the Company’s stockholders approval of the amendments to the Company’s certificate of incorporation described in the agreement and after all of the assets in the trust fund are distributed to the holders of Class B common stock.

On October 20, 2008, the Company filed a preliminary proxy statement, at the request of FIIG, to hold a special stockholders meeting to consider proposals for the distribution of the funds in the IPO trust account to the Class B common stockholders and the cancellation of the outstanding shares of the Class B common stock, without the requirement that the Company dissolve and liquidate, and to allow the Company to continue its corporate existence after the distribution of the trust fund by removing those provisions in the Company’s certificate of incorporation that would require the Company to dissolve or liquidate and that limit its status to a blank check company.

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

At a special meeting of stockholders held on February 16, 2009, the Company’s stockholders approved a proposal to distribute the Company’s trust fund for the benefit of its Class B common stockholders, without the requirement that the Company dissolve and liquidate.  As a result of the stockholder vote, the Company filed an amendment to its certificate of incorporation which resulted in the cancellation of all shares of the Company’s Class B common stock, and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, the Company’s Class B common stock and Series B Units ceased to be quoted on the over-the-counter bulletin board and ceased to trade or be tradeable, and the trust fund was distributed to the holders of Class B common stock.  The total amount of funds in the Trust Fund distributed to the holders of Class B common stock was $55,315,709.   FIIG, the largest holder of shares of the Company’s common stock, became the Company’s majority stockholder as a result of the cancellation of the outstanding Class B common stock.

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

At a meeting of the Company’s Board of Directors held on March 13, 2009, the Board of Directors appointed Richard J. Roth, FIIG’s Managing Director and Chief Financial Officer, and Abhishek Jain, Chief Executive Officer of WTP Capital, LLC, to the Board of Directors.  Immediately following the appointment of Mr. Roth and Mr. Jain, each of the remaining members of the Board of Directors, Matty Karp, Carmel Vernia and Dror Gad, resigned from the Board of Directors and as officers of the Company, resulting in Mr. Roth and Mr. Jain continuing as the sole members of the Board of Directors.

Going concern consideration – As indicated in the accompanying financial statements, at April 30, 2009, the Company had $78,727 in cash, current liabilities of $96,249 and a working capital deficit of ($17,522). The Company may be unable to continue operations as a going concern unless further financing is consummated.

NOTE 2 – OFFERING

In the Offering, effective July 11, 2006, the Company sold to the public an aggregate of 532,500 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,118,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering totaled approximately $52.9 million, which was net of approximately $3.3 million in underwriting expenses and other registration costs incurred through July 26, 2006. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (each a “Class Z Warrant”). Each Series B Unit consisted of two shares of the Company’s Class B common stock, and two Class W Warrants (each a “Class W Warrant”).

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class W Warrants will expire on July 10, 2011 or earlier upon redemption. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

The Company has also sold to certain of the underwriters for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units.  The Series B Units are no longer available, however, due to the cancellation of the B common stock as described in Note 1.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS – The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended to July 31, 2008 included in the Company’s Form 10-K filed on October 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund consisted of municipal money fund securities with maturities of up to 30 days. Such securities generated current income which is exempt from federal income tax and therefore no provision for income taxes is required for the period ended April 30, 2009. The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund – Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The funds were held in a brokerage account at Barclays Capital until the Trust Fund was distributed to the Class B common stockholders. See Note 1 – Organization and Business Operations.

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

NET INCOME PER SHARE – Net income per share is computed based on the weighted average number of shares of common stock and Class B Common stock outstanding during the period.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through April 30, 2009.

As discussed in Note 1, on February 18, 2009 all amounts in the Trust Fund were returned to the Class B Common Stockholders including all interest income earned thereon. Due to the distribution to Class B common shareholders and the inclusion therein of $3,623,910 of interest earned on the Trust Fund to February 15, 2009 the amounts disclosed as earnings (loss) per share on the statements of operations are not representative of the actual per share earnings (loss) of the common stock Class B (10,236,000 shares) and common stock (1,065,100 shares) since inception. Such amounts would be $0.35 net income per share of common stock Class B (based on $3,623,910 interest on Trust Fund since the Offering) and $1.39 net loss per share of common stock (based on net loss since inception of ($1,478,169) (excluding interest on the Trust Fund) for the 10,236,000 and 1,065,100 shares respectively.

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

The following table presents certain of the Company’s assets that are measured at fair value as of April 30 2009. In general, fair values determined by Level 1 inputs utilize quoted prices in active markets and the fair values described below were determined through market, observable and corroborated sources.

	April 30, 2009	Quoted Prices in
Description	(Level 1)	Active Markets

Cash and cash equivalents	$78,727	$78,727

Total	$78,727	$78,727

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

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which required the Company to adopt these provisions beginning in fiscal 2009 and thereafter. Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

As of April 30, 2009, the Company is authorized to issue 80,000,000 shares of common stock. As of April 30, 2009, there are 1,065,100 shares of the Company’s common stock issued and outstanding.

As of April 30, 2009, there are 46,967,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with any Business Combination or future financing of the Company. To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

NOTE 5 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August 2005, the Company sold and issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock, to its initial security holders, for an aggregate purchase price of $247,500, or $0.05 per warrant.

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

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of April 30, 2009 there were 7,800,000 Class Z Warrants outstanding.

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

Underwriter Purchase Option

In connection with the Offering, the Company has issued to certain of the underwriters the UPO for $100 to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit. The Series B common stock, however, has been cancelled by the Company (see Note 1).  The Series A Units underlying the UPO will be exercisable in whole or in part, solely at HCFP’s discretion, commencing on the later of (a) completion of a Business Combination and (b) July 10, 2007 and ending July 10, 2011. The fair value of the UPO, inclusive of the receipt of the $100 cash payment, has been accounted as an expense of the Offering resulting in a charge directly to stockholders’ equity with a corresponding credit to additional paid-in-capital. The Company computed the fair value of the 25,000 Series A Units and 230,000 Series B Units underlying the UPO was approximately $641,000 using a Black-Scholes option-pricing model.

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

Note 6 – SUBSEQUENT EVENTS

The Board of Directors of Israel Growth Partners Acquisition Corp. (“IGPAC” or “Company”) convened on June 12, 2009 to consider who should be IGPAC’s independent auditors.   The Board of Directors evaluated various independent auditing firms and then appointed Gruber & Company, LLC as IGPAC’s independent auditors for the 2009 fiscal year, replacing Ziv Haft, a BDO member firm (“ZH”).

This action effectively dismisses ZH as the Company’s independent auditor for the fiscal year that commenced on August 1, 2008.  The report of ZH on the Company’s consolidated financial statements for the year ended July 31, 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

As of June 12, 2009 there have been no disagreements with ZH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to ZH’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended July 31, 2008 and 2007 and through the date of this Form 10Q, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested ZH to furnish it a letter addressed to the Commission stating whether it agrees with the above statements.

During the years ended July 31, 2007 and 2008 and through June 12, 2009 (the date Gruber & Company, LLC was appointed), the Company did not consult Gruber & Company, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K

Item 2.

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

Our certificate of incorporation in effect as of February 16 , 2009 required us to distribute to our Class B common stockholders the amount in our Trust Fund, including any accrued interest, if we did not effect a business combination as described in the registration statement for our IPO within 18 months after the consummation of our IPO (July 18, 2006), or within 24 months after the consummation of our IPO if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after the consummation of our IPO and the business combination has not been consummated within such 18 month period.

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

Subsequently, we were approached by FIIG, the largest holder of shares of our common stock, which requested that we continue our corporate existence following distribution of the Trust Fund, rather than effecting dissolution. On September 12, 2008, we entered into an agreement with FIIG in which we agreed to present to our stockholders, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain our corporate existence and provide for the prompt distribution of the Trust Fund to the holders of our Class B common stock and the cancellation of the outstanding shares of our Class B common stock.

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

Results of Operations

Net loss for the three months ended April 30, 2009 of $(113,836) consisted of interest income on the Trust Fund investment of $6,258 and $0 interest on cash and cash equivalents, offset by professional fees of $48,005, Delaware franchise taxes of $2,500 and other operating expenses of $69,589 which consist of $58,872 for insurance, and 10,717 for other expenses.

Net loss for the three months ended April 30, 2008 of ($77,536) consisted of interest income on the Trust Fund investment of $315,461, and interest on cash and cash equivalents of $4,888, offset by professional fees of 316,418, $15,781 for Delaware franchise tax, and other operating expenses of $46,319, consisting of $20,000 for officer liability insurance, and $2,669 for travel, and $23,650 for other operating expenses.

Net loss for the nine months ended April 30, 2009 of ($46,992) consisted of interest income on the Trust Fund investment of $304,526 and interest on cash and cash equivalents of $1,616, offset by professional fees of $221,173, Delaware franchise taxes of $6,552 and other operating expenses of $125,409 which consist of $17,903 for a monthly administrative services agreement with an affiliate, $88,828 for insurance, and $1,137 for travel, and $17,541 for other expenses.

Net income for the nine months ended April 30, 2008 of $534,732 consisted of interest income on the Trust Fund investment of $1,226,298, and interest on cash and cash equivalents of $25,653, offset by professional fees of 540,270, $25,314 for Delaware franchise tax, and other operating expenses of $151,635, consisting of $67,500 for office space and other administrative expenses, $46,109 for officer liability insurance, and $31,187 for travel, and $6,839 for other operating expenses.

Net income for the period from inception (August 1, 2005) to April 30, 2009 of $2,145,741 consisted of interest income on the Trust Fund investment of $3,623,909 and interest on cash and cash equivalents of $91,837, offset by professional fees of $808,211, Delaware franchise taxes of $228,020 and other operating expenses of $533,774, consisting of $202,984 for a monthly administrative services agreement with an affiliate, $224,840 for insurance, $68,124 for travel, and $37,826 for other expenses.

Liquidity and Capital Resources

We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust account with American Stock Transfer & Trust Company as trustee, or the Trust Fund, and the remaining $1.2 million was held outside of the Trust Fund. The proceeds held outside the trust are available to be used by us, and are being used by us, to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the Trust Fund were distributed to our Class B shareholders on February 18, 2009 (see Note 1).

As indicated in the accompanying financial statements, at April 30, 2009, we had $78,727 in cash, current liabilities of $96,249 and a working capital deficit of $17,522. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

At a special meeting of stockholders held on February 16, 2009, the Company’s stockholders approved, with 5,506,668 votes “for”, 25,500 votes “against”, and 0 abstaining, a proposal to distribute the proceeds of the Company’s trust account to the holders of its Class B common stock and cancel the outstanding shares of its Class B common stock in accordance with its then-existing certificate of incorporation, except without requiring the Company’s dissolution and liquidation.

At a continuation of the special stockholder meeting held on February 17, 2009, the Company’s stockholders (then consisting only of holders of common stock) approved proposals to amend and restate the Company’s certificate of incorporation to (1) remove certain blank check company-related restrictions, including provisions which required the Company to dissolve following the distribution of the trust account and provisions authorizing the Class B common stock, with 5,298,896 votes “for”, 172,272 votes “against”, and 61,000 abstaining; and (2) increase the authorized shares of common stock from 40,000,000 shares to 80,000,000 shares, with 3,878,768 votes “for”, 1,119,100 votes “against”, 448,800 abstaining and 85,500 broker non-votes.

Item 4T. Controls and Procedures

Our management carried out an evaluation, with the participation of Mr. Richard Roth, our chief executive officer and chief financial officer, and Mr. Abhishek Jain, our chairman and chief operating officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2009. Based upon that evaluation, Messrs. Roth and Jain concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Future Acquisition Plans

We intend to pursue a business combination with one or more operating companies located in Israel or elsewhere, subject to several important factors, including the availability of financing and the role and level of involvement of our current board of directors and management in our post-blank check company operations. We cannot assure you that we will be able to acquire an operating business. As an alternative, we might seek to obtain value from its status as a public shell through a sale to or combination with an operating company seeking such status as a means of “going public.”

Since the termination of our merger agreement with Negevtech, we have had discussions with several potential merger candidates.  However, as of the date of this report, we have no definitive arrangements in place with any acquisition candidates.  In the event that we enter into a definitive agreement to merge with an operating company, we believe the business combination would not necessarily require stockholder approval, even if it constituted a change in control of us, provided that our common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware General Corporation Law. Accordingly, you may not be entitled to vote on any future acquisitions by us.

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

Item 6.   Exhibits

Exhibit No.

Description

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws (2)

20.1	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2009.

31.1	Section 302 Chairman Certification (Abhishek Jain)

31.2	Section 302 CFO Certification (Richard Roth)

32.1	Section 906 Chairman Certification (Abhishek Jain)

32.2	Section 906 CFO Certification (Richard Roth)

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

Date: June 15, 2009	ISRAEL GROWTH PARTNERS ACQUISITION CORP.

	By:	/s/ Abhishek Jain
Chairman & Chief Operating Officer

	By:	/s/ Richard J. Roth
Chief Financial Officer