Form 10-K
period 2009-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2009-12-02
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission File Number 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3233358
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1600 Tysons Boulevard
Suite 1150
McLean, Virginia 22102
(703) 286-1390
(Address including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

None

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share
Class W Warrants, each to purchase one share of common stock
Class Z Warrants, each to purchase one share of common stock
Series A Units, each consisting of two shares of common stock and ten Class Z warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant (530,800 shares) based on the $0.055 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on November 30, 2009, was approximately $29,194. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 30, 2009, there were 1,065,100 outstanding shares of the registrant’s common stock.

CAUTIONARY NOTES REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1A.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update any forward-looking statements after the date of this report.

PART I

Item 1.  Business

Overview

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel.  On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units.  We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our Class B common stockholders and reconstituting the Company as an ongoing business corporation.  We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the February 16, 2009 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates.  Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

At a special meeting of our stockholders held on February 16, 2009, our stockholders approved a proposal to distribute our trust fund for the benefit of our Class B common stockholders, without the requirement that we dissolve and liquidate.  As a result of the stockholder vote, we filed an amendment to our certificate of incorporation which resulted in the cancellation of all shares of our Class B common stock, and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, our Class B common stock and Series B Units ceased to be quoted on the Over-The-Counter bulletin board and ceased to trade or be tradable, and the trust fund was distributed to the holders of Class B common stock.

At a continuation of the special stockholder meeting held on February 17, 2009, our stockholders (then consisting only of holders of common stock) approved proposals to amend and restate our certificate of incorporation to (i) remove certain blank check company-related restrictions, including provisions which required us to dissolve following the distribution of the trust fund and provisions authorizing the Class B common stock, and (ii) increase the authorized shares of common stock from 40,000,000 shares to 80,000,000 shares.  As a result of this stockholder vote, we filed an amended and restated certificate of incorporation, which allowed us to continue our corporate existence following the distribution of the trust fund.

We believe that our previous focus on operating businesses which have operations or facilities located in Israel, or which are operating outside of Israel but would benefit from establishing operations or facilities in Israel, was too limiting and we are now broadening our search without regard to the industry in which potential targets operate. We seek a business which is profitable, with positive cash flow, with significant growth potential and which can benefit from (i) the advantages which typically accrue to a public company such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

We are a “blank check” company.  The Securities and Exchange Commission. or the SEC, defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.  We are not currently a party to any definitive agreement with any party.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our effort to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of our participation as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Management

In connection with the changes to our business identified above, we expect that our management may change in the future.  J. Patrick McMahon is expected to continue as our Chief Executive Officer and our sole director indefinitely.  However, in light of the our new, broader investment focus beyond the Israel and the expectation we may raise additional capital to fund ongoing operations, it is likely that the composition of our board of directors will change to include representation by or with respect to the individuals or institutions providing that additional capital.

No Identified Target Business

To date, we have not identified any specific potential acquisition candidates other than those associated with our previous focus on Israel and referred to in previous public disclosures, and we have not made preliminary or firm offers to or completed a business combination with any target. We cannot assure you that we will be able to identify a target business or that we will be able to engage in a business combination with a target business on favorable or acceptable terms. We have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

Based on our management’s experience in finance and industry and with transactions involving the acquisition of operating businesses, we believe that there are numerous acquisition candidates. In general, our review procedure is expected to be as follows: Once an operating business passes an initial screening intended to eliminate any obviously unsuitable candidates, we will examine it through analysis of available information and general due diligence. We will then pursue in more detail and at greater expense in time, money and effort the most promising businesses we identify. In addition to our management’s, directors’ and advisors’ extensive experience and personal networks, potential target businesses may be brought to our attention by various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since we are known to be looking for acquisition candidates. We may agree (and have agreed in the past) to pay unaffiliated parties a fee if a purchase transaction is consummated with the target company brought to our attention by such a party. Our management continues to broaden its network of contacts by attending seminars, trade shows and conventions. We may engage firms in the finance or transaction businesses in the future, in which event we may pay a finder’s fee or other compensation to them in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. A finder’s fee or other compensation payable by us might be conditioned, in whole or in part, on the consummation of the related acquisition and would likely be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with a finder or broker.

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

Facilities

Our sole office is located at 1600 Tysons Blvd., Suite 1150, McLean, Virginia, and is presently provided free of charge by FI Investment Group, LLC, one of our shareholders.  We consider our current office space adequate for our current operations.

Employees

We do not have any employees. Our sole director currently serves in an executive capacity in order for the board of directors to be able to discharge its responsibilities until such time as we acquire an operating business. This individual has other business interests and is not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. When a target business which is believed to be worthy of further examination as a potential acquisition, he will spend more time investigating that target business and negotiating a potential business combination (and consequently more time on our affairs) than he will when no specific target business has been identified. We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act.  While we do not have a website with available filings, we will provide at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 1600 Tysons Blvd., Suite 1150, McLean, Virginia. You may also inspect and copy these reports, proxy and information statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.org.

Item 1A.  Risk Factors

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor included in this report indicates that we are in the development stage, have suffered losses from operations, and have yet to generate cash flow, and that these factors raise substantial doubt about our ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This will result in continued net operating losses that will increase until we can consummate a business combination with a profitable target business.  In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a suitable target business or that we will consummate a business combination.

We are not generating any revenue, have limited capital resources and are dependent entirely upon our largest stockholder to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a target business and negotiating a business combination.  We are dependent entirely on our largest stockholder to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future.  Though our largest stockholder has advised us of its intention to fund our operations, there is no written agreement binding it to do so.  Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary.   In the even that our largest stockholder does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in us.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a business combination.

At July 31, 2009, we had cash on hand of $22,689.  We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a business combination.  If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all.  Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date.  Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective.  We are currently in the process of evaluating and identifying targets for a business combination.  We are not presently engaged in, and will not engage in, any substantive commercial business or generate any revenue until we consummate a such a transaction, if ever.  We cannot assure you as to when or if a business combination will occur.

Our future success is dependent on the ability of management to complete a business combination with a target business that operates profitably. The nature of our operations is highly speculative.  The future success of our plan of operation will depend entirely on the operations, financial condition and management of the target business with which we may enter into a business combination.  While management intends to seek to enter into a business combination with an entity having an established, profitable operating history, we cannot assure you that we will be successful in consummating a business combination with a candidate that meets that criterion.  In the event we complete a business combination, the success of our operations will be dependent upon management of the target business and numerous other factors beyond our control.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be difficult for us to complete a business combination.

There are a large number of “public shell” companies, “blank check” companies and operating companies seeking to acquire operating businesses and we are subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination.

Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business which we may ultimately acquire.

We may consummate a business combination with any entity that has an operating business. We are currently in the process of evaluating and identifying targets for a business combination. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We cannot ascertain the capital requirements for any particular transaction. If the capital available to us proves to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sole officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a business combination.  If our management’s other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.  We cannot assure you that these conflicts will be resolved in our favor.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and warrants and make it more difficult to effect a business combination.

We issued warrants to purchase 15,561,000 shares of common stock in our initial public offering.  We have also issued to our initial security holders, warrants to purchase 4,950,000 shares of common stock at an exercise price of $5.00 per share. We also issued an option to certain of our securities to the representative of the underwriters of our initial public offering which, if exercised, will result in the issuance of an additional 510,000 shares of common stock and 710,000 warrants.  To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the securities underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, our existing stockholders may experience dilution of their holdings.

Item 2. Properties

We do not own any material property.  Our sole office is located at 1600 Tysons Blvd., Suite 1150, McLean, Virginia, and is presently provided free of charge by FI Investment Group, LLC, one of our shareholders.  We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings

To the knowledge of our officers and directors, we are not a party to any legal proceeding or litigation.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following our initial public offering in July 2006, our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants were listed on the Over-the-Counter bulletin board under the symbols IGPAU, IGPBU, IGPAA, IGPAB, IGPAW and IGPAZ, respectively.

Our Class B common stock ceased trading on the Over-the-Counter bulletin board and was cancelled and converted into a right to receive approximately $5.40 per share from our trust fund on February 17, 2009. As a result of the cancellation of the Class B common stock, our Series B units were mandatorily separated from their associated Class W warrants and then cancelled on February 17, 2009.  Our Series A units, common stock, Class W warrants and Class Z warrants now trade on the Over-the-Counter bulletin board under the symbols IGPUE, IGPAE, IGPWE and IGPZE, respectively.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our securities as reported on the Over-the-Counter bulletin board in US dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock		Class W Warrants		Class Z Warrants		Series A Units
	High	Low	High	High	High	High	High	High
2007
Third Quarter	1.85	1.32	0.20	0.15	0.50	0.30	6.53	5.42
Fourth Quarter	1.60	0.80	0.15	0.06	0.30	0.15	5.55	2.75

2008
First Quarter	1.01	0.60	0.18	0.04	0.20	0.13	3.50	2.00
Second Quarter	0.60	0.18	0.05	0.01	0.14	0.01	2.00	0.62
Third Quarter	1.47	0.24	0.10	0.01	0.13	0.01	3.60	0.60
Fourth Quarter	5.00	0.75	0.01	0.002	0.04	0.01	4.00	1.05
2009
First Quarter	5.00	5.00	0.002	0.0007	0.01	0.01	1.05	1.05
Second Quarter	5.00	5.00	0.0007	0.0001	0.01	0.01	1.05	1.05
Third Quarter	5.00	5.00	0.0001	0.0001	0.01	0.01	1.05	0.11

The trading of our securities, especially our Class W and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC.  As of November 30, 2009, there were 3 stockholders of record of our common stock, 8 holders of record of our Class W warrants, 8 holders of record of our Class Z warrants, and 1 holder of record of our Series A units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

Dividends

We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel. On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units.   We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our Class B common stockholders and reconstituting the Company as an ongoing business corporation.  We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the February 16, 2009 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates.  Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

At a special meeting of our stockholders held on February 16, 2009, our stockholders approved a proposal to distribute our trust fund for the benefit of our Class B common stockholders, without the requirement that we dissolve and liquidate.  As a result of the stockholder vote, we filed an amendment to our certificate of incorporation which resulted in the cancellation of all shares of our Class B common stock, and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, our Class B common stock and Series B Units ceased to be quoted on the Over-The-Counter bulletin board and ceased to trade or be tradable, and the trust fund was distributed to the holders of Class B common stock.

At a continuation of the special stockholder meeting held on February 17, 2009, our stockholders (then consisting only of holders of common stock) approved proposals to amend and restate our certificate of incorporation to (i) remove certain blank check company-related restrictions, including provisions which required us to dissolve following the distribution of the trust fund and provisions authorizing the Class B common stock, and (ii) increase the authorized shares of common stock from 40,000,000 shares to 80,000,000 shares.  As a result of this stockholder vote, we filed an amended and restated certificate of incorporation, which allowed us to continue our corporate existence following the distribution of the trust fund.

Our current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

Results of Operations

Net loss for the year ended July 31, 2009 of $(66,898) consisted of interest income on the trust fund investment of $304,526 and interest on cash and cash equivalents of $1,616, offset by professional fees of $238,028, Delaware franchise taxes of $8,052 and other operating expenses of $126,960, which consist of $17,903 for a monthly administrative services agreement with an affiliate, $88,826 for insurance, $1,137 for travel, and $19,904 for other expenses.

Net income for the year ended July 31, 2008 of $798,309 consisted of interest income on the trust fund investment of $1,470,978 and interest on cash and cash equivalents of $27,725, offset by professional fees of $427,454, Delaware franchise taxes of $77,631 and other operating expenses of $195,309, which consist of $90,000 for a monthly administrative services agreement with an affiliate, $61,110 for insurance, $33,3935 for travel, and $10,806 for other expenses.

Net income for the period from inception (August 1, 2005) to July 31, 2009 of $2,125,834 consisted of interest income on the trust fund investment of $3,623,908 and interest on cash and cash equivalents of $91,837, offset by professional fees of $825,066, Delaware franchise taxes of $229,520 and other operating expenses of $535,325, consisting of $202,984 for a monthly administrative services agreement with an affiliate, $224,840 for insurance, $68,124 for travel and $39,377 for other expenses.

Liquidity and Capital Resources

We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust fund with American Stock Transfer & Trust Company as trustee, and the remaining $1.2 million was held outside of the trust fund. The proceeds held outside the trust are available to be used by us, and are being used by us, to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the trust fund were distributed to our Class B stockholders beginning on February 18, 2009 (see Note 3 to our audited financial statements included elsewhere in this report).

As indicated in the accompanying financial statements, at July 31, 2009, we had $22,689 in cash, current liabilities of $60,117 and working capital deficit of $$37,42. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our chief executive officer and our chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of July 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our sole executive officer and director as of November 30, 2009 is as follows:

Name	Age	Position

J. Patrick McMahon	67	Director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer

J. Patrick McMahon has served as a member of our board of directors and our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer since October, 2009.  Since November 2008, Mr. McMahon has served as a counsel with the Government Contracts Group at General Counsel, P.C. in McLean, VA, where he practices corporate law with a primary focus on companies that offer information technology products and services to the federal government.  From 1985 until 2008, Mr. McMahon was a partner at the law firm of Barton, Baker, McMahon & Tolle, LLP.  Mr. McMahon has a Bachelor of Arts degree from the University of Portland and a Juris Doctorate from Willamette University College of Law.

Members of our board of directors are elected at the annual meeting of stockholders and are to serve until the next annual meeting of stockholders.

Our board of directors does not have an audit committee nor do we have an audit committee financial expert.  We do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, we believe that the Company has inadequate financial resources at this time to hire an audit committee financial expert.

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest and Other Information

Potential investors should be aware of the following potential conflicts of interest:

•	Mr. McMahon is not required to commit his full time to the Company’s affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities.

•
In the course of his other business activities, Mr. McMahon may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which he is affiliated. Mr. McMahon may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Mr. McMahon may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by the Company.

•
Mr. McMahon may enter into consulting or employment agreements with the Company as part of a business combination pursuant to which he may be entitled to compensation for his services following the business combination. The personal and financial interests of Mr. McMahon may influence his motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, Mr. McMahon may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

Board and Committee Meetings

Our board of directors held a total of 3 meetings during the fiscal year ended July 31, 2009, in addition to taking action by unanimous written consent on 2 occasions.  During the fiscal year ended July 31, 2009, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors.

Section 16(a) Beneficial; Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them. Based solely on review of this information, we believe that, during the 2009 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.  Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered to the Company.

Since August 1, 2005 and continuing through October 12, 2008, we paid Danash Investment and Management Ltd., an entity owned solely by Dror Gad, our former Chief Financial Officer and a former member of our board of directors, a fee of $7,500 per month for office space and certain office and administrative services. From August 1, 2005 through October 12, 2008, a total of approximately $203,831 has been paid by us to Danash under this agreement.  We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash was at least as favorable as we could have obtained from an unaffiliated person. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, persons who were stockholders prior to our IPO, including our former officers and directors, have received reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on November 30, 2009, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.  Applicable percentage ownership in the following table is based on 1,065,100 shares of common stock outstanding as of November 30, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after November 30, 2009, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o FI Investment Group, LLC, 1600 Tysons Blvd., Suite 1150, McLean, Virginia 22102.

Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
J. Patrick McMahon	-	*	%
All executive officers and directors as a group (1 person)	-	*	%
Other 5% Stockholders
FI Investment Group, LLC	534,300	50.2%
Jack Silver	92,000	8.6%

——————
*  Represents beneficial ownership of less than 1%.
(1)
Based on information contained in a Schedule 13D filed by FI Investment Group, LLC and Frank Islam on August 6, 2008.  FI Investment Group, LLC and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock.  Frank Islam is the principal of FI Investment Group, LLC.

(2)
Based on information contained in a Schedule 13G filed on February 17, 2009 by Jack Silver and Sherleigh Associates Inc. Profit Sharing Plan.  Jack Silver beneficially owns 92,000 shares of our common stock held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee.  Mr. Silver has the sole voting and dispositive power with respect to all 92,000 shares of common stock beneficially owned by him.  The address for Mr. Silver and the Sherleigh Associates Inc. Profit Sharing Plan is c/o SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021.

Item 13.  Certain Relationships and Related Transactions.

Other than the transactions described below, since August 1, 2009 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On September 12, 2008, we entered into an agreement with FI Investment Group LLC, or FIIG, pursuant to which we propose to our stockholders, including the holders of our Class B common stock, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain our corporate existence and provide for the prompt distribution of the funds being held in the trust fund for the benefit of the holders of Class B common stock.  Our agreement to present this alternative to our stockholders was subject to obtaining from FIIG a commitment to extend a credit facility to provide us with additional financial support if our funds were insufficient to meet our on-going obligations and the costs associated with the proposals which were presented to our stockholders.

Since August 1, 2005 and continuing through October 12, 2008, we paid Danash Investment and Management Ltd., an entity owned solely by Dror Gad, our former Chief Financial Officer and a former member of our board of directors, a fee of $7,500 per month for office space and certain office and administrative services. From August 1, 2005 through October 12, 2008, a total of approximately $203,831 has been paid by us to Danash under this agreement.  We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash was at least as favorable as we could have obtained from an unaffiliated person.  However, at the time the Company entered into the arrangement with Danash, none of its directors were deemed to be “independent” and, therefore, the Company did not have the benefit of disinterested directors approving the transaction.

We have reimbursed our initial securityholders, including our former officers and directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee which we paid Danash and the reimbursements for out-of-pocket expenses paid to our former officers and directors, no compensation or fees of any kind, including finders and consulting fees, were paid to any of our initial securityholders, former officers or directors, or to any of their affiliates prior to the distribution of the trust fund.

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

Item 14.  Principal Accounting Fees and Services

Ziv Haft, a BDO member firm and independent auditor, has audited our financial statements for the fiscal year ended July 31, 2008.

On June 12, 2009, we appointed retained Gruber & Company, LLC as our independent auditors for the fiscal year ended July 31, 2009. We anticipate that the Gruber & Company will provide assistance during fiscal year 2010 with respect to review of our quarterly filings with the SEC. However, we have not yet selected an independent auditor with respect to the audit of our 2010 financial statements.

The aggregate fees billed to us by Ziv Haft for the fiscal years ended July 31, 2009 and 2008 are as follows:

	2009	2008

Audit Fees	$20,250	$28,000
Audit-Related Fees	$-	$42,500
Total	$20,250	$70,500

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees,” and include, but are not limited to, professional services related to consultation on proposed business combinations.

The aggregate fees billed to us by Gruber & Company, LLC  for the fiscal year ended July 31, 2009 are as follows:

2009

Audit Fees	$6,025
Audit-Related Fees	$-
Total	$6,025

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Financial Statements:

Reports of Independent Registered Public Accounting Firms for the years ended July 31, 2009 and 2008;

Balance sheets as of July 31, 2009 and 2008;

Statements of operations for the years ended July 31, 2009 and 2008;

Statements of cash flows for the years ended July 31, 2009 and 2008;

Statements of shareholders’ equity for the years ended July 31, 2009 and 2008; and

Notes to financial statements.

All other financial schedules are not required under the related instructions or are inappropriate and, therefore, have been omitted.

(b)  Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

	By:	/s/ J. Patrick McMahon
J. Patrick McMahon
Director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer
Date: December 2, 2009

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheet of Israel Growth Partners Acquisition Corp. (a development stage company) (the “Company”) as of July 31, 2009 and the related statements of operations, stockholders equity (deficit), and cash flows for the year ended July 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the cumulative data from August 1, 2005 to July 31, 2008 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, which were audited by other auditors whose report dated October 31, 2008 which expressed unqualified opinions (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern) have been furnished to us.  Our opinion, insofar as it relates to the amounts included for the cumulative period from August 1, 2005 (inception) to July 31, 2008 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Growth Partners Acquisition Corp. (a development stage company) as of July 31, 2009, and the results of its operations and cash flows for the year ended July 31, 2009 and for the period from August 1, 2005 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements,  the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plan.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri
November 30, 2009

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
Certified Public Accountants (Isr.)
a BDO member firm

Israel Growth Partners Acquisition Corp.
Balance Sheets

	As of	As of
	July 31, 2009	July 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$22,689	$438,699
Investments held in Trust
including interest receivable of $0 and $77,146 (Note 1)	-	55,011,182
Prepaid expenses	-	63,986

Total assets	$22,689	$55,513,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$60,117	$169,965
Common stock, Class B subject to redemption, (Notes 1)	-	55,011,182

Total current liabilities	60,117	55,181,147

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 1,065,100 shares
issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 8,189,824 shares issued	-	819
and outstanding (excluding 2,046,176 shares subject to
conversion)
Additional paid-in-capital	1,460,540	1,458,444
Retained earnings (deficit) accumulated in the development stage	(1,498,075)	(1,126,650)

Total stockholders' equity (deficit)	(37,428)	332,720

Total liabilities and stockholders' equity	$22,689	$55,513,867

See Notes to  the Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Operations

	For the year ended		Period from inception
			(August 1, 2005) to
	July 31, 2009	July 31, 2008	July 31, 2009
Revenue	$-	$-	$-
Operating expenses:
Professional fees	238,028	427,454	825,066
Delaware franchise tax	8,052	77,631	229,520
Other general and administrative expenses (Note 4)	126,960	195,309	535,325

Loss from operations	(373,040)	(700,394)	(1,589,911)

Interest Income	306,142	1,498,703	3,715,745

Income (loss) before provision for income taxes	(66,898)	798,309	2,125,834

Provision for income taxes	-	-	-

Net income (loss) for the period	$(66,898)	$798,309	$2,125,834

Accretion of Trust Fund relating to Class B
common stock subject to conversion	(64,605)	(294,049)	(734,003)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(131,503)	$504,260	$1,391,831

Weighted average Class B common shares outstanding
subject to conversion (no Class B common shares outstanding
on July 31, 2009)	1,108,345	2,046,176

Net income per Class B common share subject to
conversion, basic and diluted	$(0.12)	$0.14

Weighted average number of shares outstanding, basic and diluted	5,501,255	9,254,924

Net income (loss)per share, basic and diluted	$(0.02)	$0.05

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
 Statement of Stockholders’ Equity

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters'
purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock
subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock
subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008
before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since
inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock
subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account
to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net income for the period						(66,898)	(66,898)
Balance, April 30, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

See Notes to Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Cash Flows

	For the year ended		Period from inception (August 1, 2005) to
	July 31, 2009	July 31, 2008	July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(66,898)	$798,309	$2,125,835
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	(380,396)	(1,545,605)	(3,622,634)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	77,146	74,627	-
Decrease in accounts receivable - interest	-	1,025	-
Decrease (Increase) in prepaid expenses	63,986	(56,245)	-
(Decrease) Increase in accrued expenses	(109,848)	35,389	60,117
Net cash used in operating activities	(416,010)	(692,500)	(1,436,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	(331,216,341)	(651,834,229)	(1,665,222,246)
Maturity of Securities held in trust	331,216,341	651,834,229	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES			-
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from sale of underwriters' purchase option	-		100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	7,343	7,343
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	-	7,343	53,151,171

Net increase (decrease) in cash and cash equivalents	(416,010)	(685,157)	22,689

Cash and cash equivalents
Beginning of period	438,699	1,123,856	-

End of period	$22,689	$438,699	$22,689

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$(65,605)	$(294,049)	$(735,003)

Reclassification of Class B common stock to liability	$-	$44,014,447	$-

Reclassification of Class B, subject to possible conversion to liability	$-	$10,996,735	$-

See Notes to the Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through July 31, 2009 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting By Development Stage Enterprises

Organization:

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management has broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $55,011,182 including accrued interest of $77,146 was being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was  not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

Both the Company's common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above the Trust Fund will be distributed pro-rata to all of the Class B common stockholders and their Class B common shares will be cancelled and returned to the status of authorized but unissued shares. Common stockholders will not receive any of the proceeds from the Trust Fund.

Operations:

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

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund - Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377.61 in IPO trust account assets was effected at par on October 7, 2008.

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

Going concern consideration— As indicated in the accompanying financial statements, at July 31, 2009, the Company had $22,689 in cash, current liabilities of $60,117 and working capital deficit of $37,428. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund at July 31, 2008 consisted of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the periods ended July 31, 2009 or 2008.   The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund - Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund was held in a brokerage account at Barclays Capital. See Note 1 – Organization and Business Operations – Recent Events.  On February 16, 2009 the total amount of funds in the Trust Fund totaling $55,315,709 were distributed to the holders of the Class B Common Stock.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through July 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS – The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the accompanying condensed balance sheets at July 31, 2009 and July 31, 2008

USE OF ESTIMATES – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $17,903 and $90,000 for the year ended July 31, 2009 and ,2008, respectively, is included in general and administrative expenses on the accompanying condensed statements of operations and $202,984 for period from Inception (August 1, 2005) to July 31, 2009. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the year  ended July 31, 2009 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at July 31, 2008 or 2009.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of July 31, 2009 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of July 31, 2009 there were 7,800,000 Class Z Warrants outstanding.

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

NOTE 7 – SUBSEQUENT  EVENTS

Effective October 1, 2009, J. Patrick McMahon is appointed as a member of the Board of Directors, and as Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, of Israel Growth Partners Acquisition Corp. (the “Company”).  Also effective on October 1, 2009, each of Abhishek Jain and Richard J. Roth will resign as directors and officers of the Company.  As a result, as of October 1, 2009, Mr. McMahon will constitute the sole member of the Company’s Board of Directors and the sole officer of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” ("SFAS 165") [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date  but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the last  quarter of its fiscal year ended July 31, 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.  The Company has looked at subsequent events through November 30, 2009 and has included all subsequent events in Note 7 – Subsequent Events.

Index to Exhibits

Exhibit Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation
3.2 (2)	Bylaws
4.1 (3)	Specimen Series A Unit Certificate
4.2 (2)	Specimen Common Stock Certificate
4.3 (4)	Specimen Class W Warrant Certificate
4.4 (4)	Specimen Class Z Warrant Certificate—-1 IS 2, 2 IS 3 and 4 IS 4
4.5 (4)	Unit Purchase Option granted to HCFP/Brenner Securities LLC
4.6 (4)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant
10.1 (5)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant
10.2 (6)	Agreement among the Registrant and FI Investment Group, LLC, dated September 12, 2008
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.
(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on February 17, 2006.
(4)	Incorporated by reference to an exhibit to Amendment No. 9 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on July 6, 2006.
(5)	Incorporated by reference to an exhibit to Amendment No. 7 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on June 22, 2006.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2008.