Form 10-Q
period 2010-01-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2010-03-17
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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

Yes ☑     No ☐

As of November March 17, 2010, 1,065,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2
	Condensed Balance Sheets as of January 31, 2010 (unaudited) and July 31, 2009 (audited)	2
	Condensed Statements of Operations, for the three months ended January 31, 2010 and 2009, for the six months ended January 31, 2010 and 2009, for the period from August 1, 2005 (inception) to January 31, 2009, and for the period from August 1, 2005 (inception) to January 31, 2010 (unaudited)	3
	Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to July 31, 2009 (audited) and the six months ended January 31, 2010 (unaudited)	4
	Condensed Statement of Cash Flows, for the six months ended January 31, 2010 and 2009 , for the period from August 1, 2005 (inception) to January 31, 2010 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	15

	PART II - OTHER INFORMATION	16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 6.	Exhibits	16

	SIGNATURES	17

PART I

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,946	$22,689

Total assets	$6,946	$22,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$54,948	$60,117
Total current liabilities	54,948	60,117

Commitments (Note 4)

Stockholders' (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,470,540	1,460,540
Retained earnings (deficit) accumulated in the development stage	(1,518,649)	(1,498,075)

Total stockholders' equity (deficit)	(48,002)	(37,428)

Total liabilities and stockholders' equity	$6,946	$22,689

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the three months ended		For the six months ended		Period from inception
	Unaudited		Unaudited		(August 1, 2005) to
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009	January 31, 2010
Revenue	$-	$-			$-
Operating expenses:
Professional fees	9,698	72,298	18,078	173,168	843,144
Delaware franchise tax	-	(12,080)	-	4,052	229,520
Other general and administrative expenses (Note 4)	1,590	20,448	2,496	55,820	537,821

Loss from operations	(11,288)	(80,666)	(20,574)	(233,040)	(1,610,485)

Interest Income	-	37,907	-	299,885	3,715,745

Income (loss) before provision for income taxes	(11,288)	(42,759)	(20,574)	66,845	2,105,260

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(11,288)	$(42,759)	$(20,574)	$66,845	$2,105,260

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	(7,535)	-	(59,624)	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(11,288)	$(50,294)	$(20,574)	$7,221	$1,371,257

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	2,046,176	-	2,046,176

Net income per Class B common share subject to conversion, basic and diluted	$-	$(0.02)	$-	$0.00

Weighted average number of shares outstanding, basic and diluted	1,065,100	9,254,924	1,065,100	9,254,924

Net income (loss)per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$0.00

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to January 31, 2010

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Shareholder contribution					10,000
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the six months ended		Period from inception
	Unaudited		(August 1, 2005) to
	January 31, 2010	January 31, 2009	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(20,574)	$66,845	$2,105,260
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	(365,896)	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	67,627	-
Decrease (Increase) in prepaid expenses	-	19,933	-
(Decrease) Increase in accrued expenses	(5,169)	(84,361)	54,948
Net cash used in operating activities	(25,743)	(295,852)	(1,462,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	0	(331,216,341)	(1,665,222,246)
Maturity of Securities held in trust	-	331,216,341	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from contributions from shareholders	10,000	-	10,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	10,000	-	53,161,171

Net increase (decrease) in cash and cash equivalents	(15,743)	(295,852)	6,946

Cash and cash equivalents
Beginning of period	22,689	438,699	-

End of period	$6,946	$142,847	$6,946

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$(59,624)	$(735,003)

Reclassification of Class B common stock to liability	$-	$238,645	$-

Reclassification of Class B, subject to possible conversion to liability	$-	$52,089	$-

See Notes to Unaudited Condensed Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through January 31, 2010 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

On December 16, 2009 a shareholder of the company contributed additional capital to the company of $10,000 in order to continue to fund its operations.

Going concern consideration

At January 31, 2010, the Company had $6,946 in cash, current liabilities of $64,948 and working capital deficit of $58,002. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2009 included in the Company’s Form 10-K filed on December 2, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the six months ended January  31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through January 31, 2010.

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

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 and $17,903 for the three months ended January 31, 2010 and ,2009, respectively, is included in general and administrative expenses on the accompanying condensed statements of operations and $202,984 for period from Inception (August 1, 2005) to October 31, 2009. The administrative service agreement was terminated on October 18, 2008.

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

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at January 31, 2010 or 2009.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of January 31, 2010, there are 1,065,100 shares of the Company’s common stock issued and outstanding. As of January 31, 2010, there are 46,967,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to January 31, 2010, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of January 31, 2010 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of January 31, 2010 there were 7,800,000 Class Z Warrants outstanding.

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

Results of Operations

Net loss for the three months ended January 31, 2010 decreased to $11,288 compared to a net loss for the prior comparable period of $42,759.  Net loss for the three months ended January 31, 2010 consisted of professional fees of $9,698 and other operating expenses of $1,590.  Net loss for the three months ended January 31, 2009 consisted of interest income on the Trust Fund investment of $37,694 and interest on cash and cash equivalents of $213, offset by professional fees of $72,298, Delaware franchise taxes of $12,080 and other operating expenses of $20,448, which includes insurance and travel expenses

We had net loss for the six months ended January 31, 2010 of $20,594 compared to net income for the prior comparable period of $66,845.  Net loss for the six months ended January 31, 2010 consisted of professional fees of $18,078 and other operating expenses of $2,496.  Net income for the six months ended January 31, 2009 consisted of interest income on the Trust Fund investment of $298,269 and interest on cash and cash equivalents of $1,616, offset by professional fees of $173,168, Delaware franchise taxes of $4,052 and other operating expenses of $55,820, which includes a monthly administrative services agreement with an affiliate and insurance and travel expenses

Net income for the period from inception (August 1, 2005) to January 31, 2010 of $1,371,257 consisted of interest income on the Trust Fund investment of $3,623,908 and interest on cash and cash equivalents of $91,837, offset by professional fees of $843,144, Delaware franchise taxes of $229,520  and other operating expenses of $537,821, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at January 31, 2010, we had $6,946 in cash, current liabilities of $54,948 and working capital deficit of $48,002. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: March 17, 2010

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