Form 10-Q
period 2010-04-30
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2010-06-14
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2010
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

Yes ☐     No ☑

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

Yes ☑     No ☐

As of November June 14, 2010, 1,065,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009 (audited)	3
	Condensed Statements of Operations, for the three months ended April 30, 2010 and 2009, for the nine months ended April 30, 2010 and 2009, for the period from August 1, 2005 (inception) to April 30, 2009, and for the period from August 1, 2005 (inception) to April 30, 2010 (unaudited)	4
	Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to July 31, 2009 (audited) and the nine months ended April 30, 2010 (unaudited)	5
	Condensed Statement of Cash Flows, for the nine months ended April 30, 2010 and 2009 , for the period from August 1, 2005 (inception) to April 30, 2010 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	15

	PART II - OTHER INFORMATION	16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 6.	Exhibits	16

	SIGNATURES	17

PART I

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	April 30, 2010	July 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,946	$22,689

Total assets	$4,946	$22,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$63,754	$60,117
Total current liabilities	63,754	60,117

Commitments (Note 4)

Stockholders' (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 1,065,100 shares issued and outstanding	107	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,470,540	1,460,540
Retained earnings (deficit) accumulated in the development stage	(1,529,455)	(1,498,075)

Total stockholders' equity (deficit)	(58,808)	(37,428)

Total liabilities and stockholders' equity	$4,946	$22,689

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the three months ended		For the nine months ended		Period from inception
	Unaudited		Unaudited		(August 1, 2005) to
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010
Revenue	$-	$-			$-
Operating expenses:
Professional fees	3,850	48,005	21,928	221,173	846,994
Delaware franchise tax	5,956	2,500	5,956	6,552	235,476
Other general and administrative expenses (Note 4)	1,000	69,589	3,496	125,409	538,821

Loss from operations	(10,806)	(120,094)	(31,380)	(353,134)	(1,621,291)

Interest Income	-	6,258	-	306,142	3,715,745

Income (loss) before provision for income taxes	(10,806)	(113,836)	(31,380)	(46,992)	2,094,454

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(10,806)	$(113,836)	$(31,380)	$(46,992)	$2,094,454

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	-	(64,605)	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(10,806)	$(113,836)	$(31,380)	$(111,597)	$1,360,451

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	341,029	-	1,477,794

Net income per Class B common share subject to conversion, basic and diluted	$-	$(0.33)	$-	$(0.08)

Weighted average number of shares outstanding, basic and diluted	1,065,100	2,430,070	1,065,100	6,979,973

Net income (loss)per share, basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.02)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to April 30, 2010

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009 (Audited)	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Shareholder contribution					10,000		10,000
Net (Loss) for the period						(31,380)	(31,380)

Balance, April 30, 2010 (Unaudited)	1,065,100	$107	-	$0	$1,470,540	$(1,529,455)	$(58,808)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the nine months ended		Period from inception
	Unaudited		(August 1, 2005) to
	April 30, 2010	April 30, 2009	April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(31,380)	$(46,992)	$2,094,454
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	(380,396)	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	77,146	-
Decrease (Increase) in prepaid expenses	-	63,986	-
(Decrease) Increase in accrued expenses	3,637	(73,716)	63,754
Net cash used in operating activities	(27,743)	(359,972)	(1,464,425)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	0	(331,216,341)	(1,665,222,246)
Maturity of Securities held in trust	-	331,216,341	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from contributions from shareholder	10,000	-	10,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	10,000	-	53,161,171

Net increase (decrease) in cash and cash equivalents	(17,743)	(359,972)	4,946

Cash and cash equivalents
Beginning of period	22,689	438,699	-

End of period	$4,946	$78,727	$4,946

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible conversion	$-	$(65,605)	$(735,003)

Reclassification of Class B common stock to liability	$-	$238,645	$-

Reclassification of Class B, subject to possible conversion to liability	$-	$-	$-

See Notes to Unaudited Condensed Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through April 30, 2010 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting By Development Stage Enterprises.

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

On September 12, 2008, the Company and FI Investment Group, LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

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

On January 27, 2009, the Company’s board of directors set a meeting date of February 16, 2009, for the Company’s special meeting of stockholders to be held to consider proposals to approve certain amendments to the Company’s certificate of incorporation to allow the Company to distribute the proceeds of the Company’s IPO trust account to the holders of its Class B common stock, and to allow the Company to continue its corporate existence after the distribution of the trust account, without requiring the dissolution and liquidation of the Company or to approve the dissolution and liquidation of the Company.

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

On December 16, 2009, FIIG contributed additional capital to the Company of $10,000 in order to continue to fund its operations.

Going concern consideration

At April 30, 2010, the Company had $4,946 in cash, current liabilities of $63,754 and working capital deficit of $58,808. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2009, included in the Company’s Form 10-K filed on December 2, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007, and (b) the completion of a Business Combination. The Class W Warrants will expire on July 10, 2011, or earlier upon redemption. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007, and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013, or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund at July 31, 2008 consisted of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the periods ended October 31, 2009 or 2008.   The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund - Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund was held in a brokerage account at Barclays Capital. See Note 1 – Organization and Business Operations.  On February 16, 2009, the total amount of funds in the Trust Fund totaling $55,315,709 were distributed to the holders of the Class B common stock.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through April 30, 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three months ended April 30, 2010 and 2009, respectively, is included in general and administrative expenses on the accompanying condensed statements of operations and $202,984 for period from Inception (August 1, 2005) to April 30, 2009. The administrative service agreement was terminated on October 18, 2008.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No preferred shares were issued and outstanding at April 30, 2010 or 2009.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of April 30, 2010, there are 1,065,100 shares of the Company’s common stock issued and outstanding. As of April 30, 2010, there are 46,967,900 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

The Class W Warrants and Class Z Warrants outstanding prior to the offering are also subject to a registration rights agreement. On January 31, 2006, the Company and the initial security holders entered into a registration rights agreement and a letter agreement which revised the terms of the Company’s obligations under the warrant and registration rights agreement to clarify that the Company will only deliver unregistered common shares on the exercise of the warrants.

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

Prior to entering into the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W Warrants and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to April 30, 2010, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W Warrants and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

On January 31, 2006, the date of reclassification of the Warrants from liability to equity, the Company estimated that the fair value of the Class W Warrants and Class Z Warrants was still $0.05 per Warrant. The determination to value the Warrants at $0.05 was based on the cash purchase price paid in August 2005 by the holders, the fact that the Warrants were not publicly traded, the inherent price of $0.05 per Warrant contained in the Series A and Series B Units which were sold in the Offering, and an evaluation of the differences in the rights and privileges of the Warrants sold and issued in August 2005 versus the Warrants which were sold in the Offering.

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination, and (b) July 10, 2007 and ending July 10, 2011. As of April 30, 2010, there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of April 30, 2010, there were 7,800,000 Class Z Warrants outstanding.

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

The Class W Warrants and Class Z Warrants issued in the Offering will not be exercisable unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

The holders of Class W Warrants and Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As the proceeds from the exercise of the Class W Warrants and Class Z Warrants.

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

Results of Operations

Net loss for the three months ended April 30, 2010 decreased to $10,806 compared to a net loss for the prior comparable period of $113,836.  Net loss for the three months ended April 30, 2010 consisted of professional fees of $3,850, Delaware franchise taxes $5,956  and other operating expenses of $1,000.  Net loss for the three months ended April 30, 2009 consisted of interest income on the Trust Fund investment of $6,258, offset by professional fees of $48,005, Delaware franchise taxes of $2,500and other operating expenses of $69,589, which includes insurance and travel expenses.

We had a net loss for the nine months ended April 30, 2010 of $31,380, compared to net loss for the prior comparable period of $46,992.  Net loss for the nine months ended April 30, 2010 consisted of professional fees of $21,928, Delaware franchise taxes $5,956 and other operating expenses of $3,496.  Net loss for the nine months ended April 30, 2009 consisted of interest income on the Trust Fund investment of $304,526 and interest on cash and cash equivalents of $1,616, offset by professional fees of $221,173, Delaware franchise taxes of $6,552and other operating expenses of $125,409, which includes a monthly administrative services agreement with an affiliate and insurance and travel expenses.

Net income for the period from inception (August 1, 2005) to April 30, 2010 of $2,094,454 consisted of interest income on the Trust Fund investment of $3,623,908 and interest on cash and cash equivalents of $91,837, offset by professional fees of $846,994, Delaware franchise taxes of $235,476 and other operating expenses of $528,821, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at April 30, 2010, we had $4,946 in cash, current liabilities of $63,754 and working capital deficit of $58,808. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

As of April 30, 2010, we carried out an evaluation, under the supervision and with the participation of our sole officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A.  Risk Factors

Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended July 31, 2009 includes a discussion of our risk factors.  There have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 2, 2009.

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

FI Investment Group, LLC currently owns a majority of our outstanding common stock and, as a result, has control over us, the election of our board of directors and our management and policies.  FI Investment Group, LLC also has control over all matters requiring stockholder approval, including the amendment of certain provisions of our certificate of incorporation and bylaws, the approval of any equity-based employee compensation plans and the approval of fundamental corporate transactions, including mergers. In light of this control, other companies could be discouraged from initiating a potential merger, takeover or any other transaction resulting in a change of control. Such a transaction potentially could be beneficial to our business or to our stockholders. This may in turn reduce the price that investors are willing to pay in the future for shares of our common stock.

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

Date:  June 14, 2010

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