Form 10-K
period 2010-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2010-11-15
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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

4808 Moorland Lane
Suite 109
Bethesda, MD 20814
301-502-8602
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant (529,500 shares) based on the $0.06 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on January 31, 2010, was approximately $35,970. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 12, 2010, there were 2,465,100 outstanding shares of the registrant’s common stock.

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

PART I

Item 1.  Business

Overview

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel.  On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units.  We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our Class B common stockholders and reconstituting the Company as an ongoing business corporation.  We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the February 16, 2009 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates.  Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

At a special meeting of our stockholders held on February 16, 2009, our stockholders approved a proposal to distribute our trust fund for the benefit of our Class B common stockholders, without the requirement that we dissolve and liquidate.  As a result of the stockholder vote, we filed an amendment to our certificate of incorporation that resulted in the cancellation of all shares of our Class B common stock and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, our Class B common stock and Series B Units ceased to be quoted on the Over-The-Counter bulletin board and ceased to traded or be tradable, and the trust fund was distributed to the holders of Class B common stock.

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

We believe that our previous focus on operating businesses which have operations or facilities located in Israel, or which are operating outside of Israel but would benefit from establishing operations or facilities in Israel, was too limiting and we are now broadening our search without regard to the industry in which potential targets operate. We seek a business that is profitable, has positive cash flow, has significant growth potential, and which can benefit from (i) the advantages which typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis.

We are a “blank check” company.  The Securities Act of 1933 defines such companies as “any development stage company that is issuing a penny stock (within the meaning of section 3 (a)(51) of the Securities Exchange Act of 1934) and that (A) has no specific business plan or purpose; or (B) has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Exchange Act of 1934 (the Exchange Act), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business that our management deems to be in the best interest of our shareholders. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

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

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts concerning possible acquisition opportunities.

Management

In connection with the changes to our business identified above, we expect that our management may change in the future. Craig Samuels is expected to continue as our President and our sole director indefinitely.  However, in light of the our new, broader investment focus beyond Israel and the expectation we may raise additional capital to fund ongoing operations, it is likely that the composition of our board of directors will change to include representation by or with respect to the individuals or institutions providing that additional capital.

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’s competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’s competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Facilities

Our sole office is located at 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814, and is presently provided free of charge by Moorland Lane Partners, LLC, one of our shareholders.  We consider our current office space adequate for our current operations.

Employees

We do not have any employees. Our sole director currently serves in an executive capacity in order for the board of directors to be able to discharge its responsibilities until such time as we acquire an operating business. This individual has other business interests and is not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for a business combination and the stage of our business combination process. When a target business is believed to be worthy of further examination as a potential acquisition, he will spend more time investigating that target business and negotiating a potential business combination (and consequently more time on our affairs) than he will when no specific target business has been identified. We do not intend to have any full-time employees prior to the consummation of a business combination.

Available Information

We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act.  While we do not have a website with available filings, we will provide at no additional charge, copies of these reports, proxy and information statements and other information upon request to our address at 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814 . You may also inspect and copy these reports, proxy and information statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy, information statements and other information filed electronically by us with the SEC which are available on the SEC’s website at http://www.sec.org.

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

We are not generating any revenue, have limited capital resources and are dependent entirely upon our largest stockholders to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as preparing and filing periodic reports under the Exchange Act, identifying a target business and negotiating a business combination. We are dependent entirely on our largest stockholders to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future. Though our largest stockholder has advised us of its intention to fund our operations, there is no written agreement binding it to do so. Our operating and financial condition renders it unlikely that we would be able to obtain third-party financing to sustain operations, if necessary. In the even that our largest stockholder does not fund our capital requirements, we may not be able to continue operations and stockholders could lose the entire amount of their investment in us.

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating a business combination.

At July 31, 2010, we had cash on hand of $24,556. We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a business combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

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

Initially, we will only be able to complete one business combination, which will cause us to be dependent solely on a single business and a limited number of products or services.

Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	dependent solely upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our President and Sole director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our President and Sole director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full-time employees prior to the consummation of a business combination. If our President’s other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

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

Item 2. Properties

We do not own any material property.  Our sole office is located at 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814, and is presently provided free of charge by Moorland Lane Partners, LLC, one of our shareholders.  We consider our current office space adequate for our current operations.

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

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our securities as reported on the Over-the-Counter bulletin board in U.S. dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

			Class W		Class Z
	Common Stock		Warrants		Warrants		Series A Units
	High	Low	High	High	High	High	High	High
Fiscal year ended July 31, 2009
First Quarter	1.01	0.60	0.18	0.04	0.20	0.13	3.50	2.00
Second Quarter	0.60	0.18	0.05	0.01	0.14	0.01	2.00	0.62
Third Quarter	1.47	0.24	0.10	0.01	0.13	0.01	3.60	0.60
Fourth Quarter	5.00	0.75	0.01	0.002	0.04	0.01	4.00	1.05
Fiscal year ended July 31, 2010
First Quarter	5.00	5.00	0.002	0.0007	0.01	0.01	1.05	1.05
Second Quarter	5.00	5.00	0.0007	0.0001	0.01	0.01	1.05	1.05
Third Quarter	5.00	5.00	0.0001	0.0001	0.01	0.01	1.05	0.11
Fourth Quarter

The trading of our securities, especially our Class W and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC. As of November 12, 2010, there were 4 stockholders of record of our common stock, 11 holders of record of our Class W warrants, 9 holders of record of our Class Z warrants, and 1 holder of record of our Series A units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

Dividends

We have not paid any dividends on our units or our common stock to date and do not intend to pay dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

General

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel. On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units. We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our Class B common stockholders and reconstituting the Company as an ongoing business corporation. We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the February 16, 2009 Stockholders’ Meeting and (ii) travel expenses related to finding and developing acquisition candidates. Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

At a special meeting of our stockholders held on February 16, 2009, our stockholders approved a proposal to distribute our trust fund for the benefit of our Class B common stockholders, without the requirement that we dissolve and liquidate.  As a result of the stockholder vote, we filed an amendment to our certificate of incorporation that resulted in the cancellation of all shares of our Class B common stock and the conversion of those shares into the right to receive a pro rata share of the trust fund distribution.  Thereafter, our Class B common stock and Series B Units ceased to be quoted on the Over-The-Counter bulletin board and ceased to traded or be tradable, and the trust fund was distributed to the holders of Class B common stock.

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

Our current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business that our management deems to be in the best interest of our shareholders. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

Results of Operations

Net loss for the year ended July 31, 2010 of ($40,779) consisted of professional fees of $24,692, Delaware franchise taxes of $6,156 and other operating expenses of $9,931, which consist principally of agent fees and filing services.

Net loss for the year ended July 31, 2009 of ($66,898) consisted of interest income on the trust fund investment of $304,526 and interest on cash and cash equivalents of $1,616, offset by professional fees of $238,028, Delaware franchise taxes of $8,052 and other operating expenses of $126,960, which consist of $17,903 for a monthly administrative services agreement with an affiliate, $88,826 for insurance, $1,137 for travel, and $19,904 for other expenses.

Net income for the period from inception (August 1, 2005) to July 31, 2010 of $2,085,055 consisted of interest income on the trust fund investment of $3,623,908 and interest on cash and cash equivalents of $91,837, offset by professional fees of $849,758, Delaware franchise taxes of $235,676 and other operating expenses of $545,256, consisting of $202,984 for a monthly administrative services agreement with an affiliate, $224,840 for insurance, $68,124 for travel and $49,308 for other expenses.

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

As indicated in the accompanying financial statements, at July 31, 2010, we had $24,556 in cash, current liabilities of $63,371 and working capital deficit of $38,815. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans. We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and sole director, as of November 15, 2010, are as follows:

Name	Age	Position

Craig Samuels	40	Director, Chief Executive Officer and President
Mitchell Metzman	46	Chief Financial Officer and Secretary

Craig Samuels, 40, has served as the sole member of our board of directors and our Chief Executive Officer and President since June 2010.  Prior to joining the Company, Mr. Samuels was a private investor and entrepreneur specializing in micro-cap investing focusing on emerging markets such as China.  In 2000, Mr. Samuels founded LearningElements, Inc., an early elementary education company that developed innovative, verbally interactive educational software, curriculum supplements, and teacher professional development programs, and served as chief executive officer for the company until its acquisition by Plato Learning, Inc. (Nasdaq: TUTR) in 2002.  Mr. Samuels received an A.B. degree in Psychology from Washington University in 1992 and received a J.D. from the University of Miami in 1995.

Mitchell Metzman, 46, has served as our Chief Financial Officer and Secretary since June 2010.  Prior to joing the Company, Mr. Metzman was a private investor, primarily focusing on small- and micro-cap public companies both domestically and in emerging countries in Asia. From June 1991 through July 2000, Mr. Metzman served as a research analyst and institutional trader for Newby & Company, Inc., a regional brokerage firm in Rockville, MD specialized in both value and growth companies. Mr. Metzman received a B.S. degree in Accounting from the Robert H. Smith School of Business, University of Maryland in 1986. He received his CPA in the state of Maryland in 1990.

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

Conflicts of Interest and Other Information

Potential investors should be aware of the following potential conflicts of interest:

•	Mr. Samuels is not required to commit his full time to the Company’s affairs and, accordingly, may have conflicts of interest in allocating management time among various business activities.

•
In the course of his other business activities, Mr. Samuels may become aware of investment and business opportunities which may be appropriate for presentation to the Company as well as the other entities with which he is affiliated. Mr. Samuels may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Mr. Samuels may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by the Company.

•
Mr. Samuels may enter into consulting or employment agreements with the Company as part of a business combination pursuant to which he may be entitled to compensation for his services following the business combination. The personal and financial interests of Mr. Samuels may influence his motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

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

Accordingly, as a result of multiple business affiliations, Mr. Samuels may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. If any of these conflicts are not resolved in our favor, it may diminish our ability to complete a favorable business combination.

Board and Committee Meetings

Our board of directors held no meetings during the fiscal year ended July 31, 2010. Written consents were given on 2 occasions.

Section 16(a) Beneficial; Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them. Based solely on review of this information, we believe that, during the fiscal year ended July 31, 2010, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on October 30, 2010, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock. Applicable percentage ownership in the following table is based on 2,465,100 shares of common stock outstanding as of October 30, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after Octoberber 29, 2010, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o Moorland Land Partners LLC, 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
Craig Samuels (1)	1,400,000	56.8%
Mitchell Metzman (1)	1,400,000	56.8%
All executive officers and directors as a group (2 persons) (1)	1,400,000	56.8%
Other 5% Stockholders
Moorland Lane Partners, LLC (1)	1,400,000	56.8%
FI Investment Group, LLC (2)	534,300	21.7%

(1)
Based on information contained in a Schedule 13D filed by Moorland Lane Partners, LLC (“Moorland”) on July 9, 2010.  Includes 1,400,000 shares of common stock owned by Moorland.  Each of Messrs Samuels and Metzman is a manager and member of Moorland.  Accordingly, each of Messrs Samuels and Metzman may be deemed to beneficially own 1,400,000 shares of common stock and disclaims beneficial ownership of all such shares, except to the extent of their respective pecuniary interest therein.

(2)
Based on information contained in a Schedule 13D filed by FI Investment Group, LLC and Frank Islam on August 6, 2008.  FI Investment Group, LLC and Frank Islam share voting and dispositive power with respect to 534,300 shares of our common stock.  Frank Islam is the principal of FI Investment Group, LLC.  The address for Mr. Islam and FI Investment Group, LLC is c/o FI Investment Group, LLC, 1600 Tysons Blvd., Suite 1150, McLean, Virginia 22102.

Item 13. Certain Relationships and Related Transactions.

Other than the transactions described below, since August 1, 2010 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On September 12, 2008, we entered into an agreement with FI Investment Group LLC, or FIIG, pursuant to which we proposed to our stockholders, including the holders of our Class B common stock, as an alternative to dissolution, amendments to our certificate of incorporation allowing us to maintain our corporate existence and provide for the prompt distribution of the funds being held in the trust fund for the benefit of the holders of Class B common stock. Our agreement to present this alternative to our stockholders was subject to obtaining from FIIG a commitment to extend a credit facility to provide us with additional financial support if our funds were insufficient to meet our on-going obligations and the costs associated with the proposals which were presented to our stockholders.

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

On December 16, 2009 and June 29, 2010 an officer and shareholder of the company advanced the company $10,000 and $15,392, respectively, in order to continue to fund its operations. The advance was non-interest bearing and has since been converted into shares of the Company’s stock.

On June 30, 2010 the company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (57% of the common shares issued and outstanding after the transaction). Upon purchase of these shares, the sole director of the company (Richard J. Roth) resigned and was replaced with a designee director of Moorland Lane Partners, LLC.

On July 1, 2010 a shareholder of the company entered into a promissory note up to an amount not to exceed $50,000 with Moorland Lane Partners, LLC. The note bears interest at a rate of 10% annually and is due and payable on July 1, 2011. The lender has advanced $36,000 against the note as of July 31, 2010.

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

Item 14. Principal Accounting Fees and Services

Ziv Haft, a BDO member firm and independent auditor, has audited our financial statements for the fiscal year ended July 31, 2008.

On June 12, 2009, we appointed Gruber & Company, LLC as our independent auditors for the fiscal year ended July 31, 2009 and 2010.

The aggregate fees billed to us by Ziv Haft for the fiscal years ended July 31, 2010 and 2009, respectively, are as follows:

	2010		2009

Audit Fees		$20,250	$28,000
Audit-Related Fees	$		$42,500
Total		$20,250	$70,500

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees,” and include, but are not limited to, professional services related to consultation on proposed business combinations.

The aggregate fees billed to us by Gruber & Company, LLC for the fiscal years ended July 31, 2010 and 2009, respectively, are as follows:

	2010	2009

Audit Fees	$6,500	$6,025
Audit-Related Fees		$0
Total	$6,500	$6,025

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms for the fiscal years ended July 31, 2010 and 2009;

Balance sheets as of July 31, 2010 and 2009;

Statements of operations for the years ended July 31, 2010 and 2009;

Statements of cash flows for the years ended July 31, 2010 and 2009;

Statements of shareholders’ equity for the years ended July 31, 2010 and 2009; and

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheets of Israel Growth Partners Acquisition Corp. (a development stage company) (the “Company”) as of July 31, 2010 and  2009 and the related statements of operations, stockholders equity (deficit), and cash flows for  each of the years then ended and for the cumulative data from August 1, 2008 through July 31, 2010 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the cumulative data from August 1, 2005 to July 31, 2008 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, which were audited by other auditors whose report dated October 31, 2008 which expressed unqualified opinions (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern) have been furnished to us.  Our opinion, insofar as it relates to the amounts included for the cumulative period from August 1, 2005 (inception) to July 31, 2008 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Growth Partners Acquisition Corp. (a development stage company) as of July 31, 2010 and 2009, and the results of its operations and cash flows for the years then  ended and for the period from August 1, 2005 (inception) through July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
October 29, 2010

Israel Growth Partners Acquisition Corp.
Balance Sheets

	As of	As of
	July 31, 2010	July 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,556	$22,689

Total assets	$24,556	$22,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$27,371	$60,117
Notes Payable	36,000	-
Total current liabilities	63,371	60,117

Commitments (Note 4)

Stockholders' (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 2,465,100 and 1,065,100 shares issued and outstanding at July 31st 2009 and 2010, respectively	247	107
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,499,792	1,460,540
Retained earnings (deficit) accumulated in the development stage	(1,538,854)	(1,498,075)

Total stockholders' (deficit)	(38,815)	(37,428)

Total liabilities and stockholders' (deficit)	$24,556	$22,689

See Notes to  Audited Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Operations

	For the Year Ended		Period from inception (August 1, 2005) to
	July 31, 2010	July 31, 2009	July 31, 2010
Revenue			$-
Operating expenses:
Professional fees	24,692	238,028	849,758
Delaware franchise tax	6,156	8,052	235,676
Other general and administrative expenses (Note 4)	9,931	126,960	545,256

Loss from operations	(40,779)	(373,040)	(1,630,690)

Interest Income	-	306,142	3,715,745

Income (loss) before provision for income taxes	(40,779)	(66,898)	2,085,055

Provision for income taxes	-	-	-

Net income (loss) for the period	$(40,779)	$(66,898)	$2,085,055

Accretion of Trust Fund relating to Class B
common stock subject to conversion	-	(65,605)	(734,003)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(40,779)	$(132,503)	$1,351,052

Weighted average Class B common shares outstanding
subject to conversion (no Class B common shares
outstanding on October 31, 2009)	-	1,108,345

Net income per Class B common share subject to
conversion, basic and diluted	$-	$(0.12)

Weighted average number of shares outstanding, basic and diluted	1,270,525	5,501,255

Net income (loss)per share, basic and diluted	$(0.03)	$(0.02)

See Notes to  Audited Financial Statements

Israel Growth Partners Acquisition Corp.
 Statement of Stockholders’ Equity

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$0	$1,499,792	$(1,538,854)	$(38,815)

See Notes to  Audited Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Cash Flows

	For the year ended		Period from inception (August 1, 2005) to
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(40,779)	$(66,898)	$2,085,054
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	(380,396)	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	77,146	-
Decrease (Increase) in prepaid expenses	-	63,986	-
(Decrease) Increase in accrued expenses	(32,746)	(109,848)	27,372
Net cash used in operating activities	(73,525)	(416,010)	(1,510,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	(331,216,341)	(1,665,222,246)
Maturity of Securities held in trust	-	331,216,341	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	25,392	-	25,392
Proceeds from promissory notes	36,000	-	36,000
Proceeds from the issuance of common stock	14,000	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	75,392	-	53,226,563

Net increase (decrease) in cash and cash equivalents	1,867	(416,010)	24,556

Cash and cash equivalents
Beginning of period	22,689	438,699	-

End of period	$24,556	$22,689	$24,556

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$(65,605)	$(735,003)

Reclassification of Class B common stock to liability	$-	$-	$-

Reclassification of Class B, subject to possible conversion to liability	$-	$-	$-

See Notes to  Audited Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTES TO AUDITED FINANCIAL STATEMENTS

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

The registration statement for the Company’s initial public Offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in trust. The Company’s management had broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $55,011,182 including accrued interest of $77,146 was being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was  not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

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

On January 27, 2009 the Company’s Board of Directors set a meeting date of February 16, 2009 for the Company’s special meeting of stockholders to be held to consider proposals to approve certain amendments to the Company’s certificate of incorporation to allow the Company to distribute the proceeds of the Company’s IPO trust account to the holders of its Class B common stock, and to allow the Company to continue its corporate existence after the distribution of the trust account, without requiring the dissolution and liquidation of the Company or to approve the dissolution and liquidation of the Company.

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

On December 16, 2009 and June 29, 2010, an officer and shareholder of the company advanced the company $10,000 and $15,392, respectively, in order to continue to fund its operations. The advances were non-interest bearing. These advances were converted into shares of the Company’s common stock.

On June 30, 2010 the company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (57% of the common shares issued and outstanding after the transaction).  Upon purchase of these shares, the sole director of the company (Richard J. Roth) resigned and was replaced with a designee director of Moorland Lane Partners, LLC.

On July 1, 2010 a shareholder of the company entered into a promissory note up to an amount not to exceed $50,000 with Moorland Lane Partners, LLC.  The note bears interest at a rate of 10% annually and is due and payable on July 1, 2011. The lender has advanced $36,000 against the note as of July 31, 2010.

Going concern consideration

At July 31, 2010, the Company had $24,556 in cash, current liabilities of $63,371 and working capital deficit of $38,815. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

The Company has also sold to certain of the underwriters, for an aggregate of $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 25,000 additional Series A Units and/or 230,000 additional Series B Units (see Note 6).

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through July 31, 2010.

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

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the years ended July 31, 2010 and 2009, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to July 31, 2010. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the year ended July 31, 2010 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at July 31, 2010 or 2009.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of July 31, 2010, there are 2,465,100 shares of the Company’s common stock issued and outstanding. As of July  31, 2010, there are 45,567,000 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

NOTE 6 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

Warrants

In August 2005, the Company sold and issued Class W Warrants to purchase 2,475,000 shares of the Company’s common stock, and Class Z Warrants to purchase 2,475,000 shares of the Company’s common stock to its initial security holders, for an aggregate purchase price of $247,500, or $0.05 per warrant.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to July 31, 2010, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of July  31, 2010 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of July 31, 2010 there were 7,800,000 Class Z Warrants outstanding.

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

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President
Date: November 15, 2010

Index to Exhibits

Exhibit Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation
3.2 (2)	Bylaws
4.1 (3)	Specimen Series A Unit Certificate
4.2 (2)	Specimen Common Stock Certificate
4.3 (4)	Specimen Class W Warrant Certificate
4.4 (4)	Specimen Class Z Warrant Certificate
4.5 (4)	Unit Purchase Option granted to HCFP/Brenner Securities LLC
4.6 (4)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant
10.1 (5)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant
10.2 (6)	Agreement among the Registrant and FI Investment Group, LLC, dated September 12, 2008
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.
(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on February 17, 2006.
(4)	Incorporated by reference to an exhibit to Amendment No. 9 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on July 6, 2006.
(5)	Incorporated by reference to an exhibit to Amendment No. 7 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on June 22, 2006.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2008.