Form 10-Q
period 2010-10-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2010-12-14
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from          to

Commission File Number 000-51980

ISRAEL GROWTH PARTNERS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3233358 (I.R.S. Employer Identification No.)

4808 Moorland Lane
Suite 109
Bethesda, Maryland 20814
(301) 502-8602

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

Yes ☑     No ☐

As of December 13, 2010, 2,465,100 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010 (audited)	3
	Condensed Statements of Operations, for the three months ended October 31, 2010 and 2009, and for the period from August 1, 2005 (inception) to October 31, 2010 (unaudited)	4
	Condensed Statement of Stockholders' Equity for the period from inception (August 1, 2005) to July 31, 2010 (audited) and the three months ended October 31, 2010 (unaudited)	5
	Condensed Statement of Cash Flows, for the three months ended October 31, 2010 and 2009, for the period from August 1, 2005 (inception) to October 31, 2010 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	16

	PART II - OTHER INFORMATION	16

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	17
Item 6.	Exhibits	17

	SIGNATURES	18

PART I

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	October 31, 2010	July 31, 2010
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$9,105	$24,556

Total assets	$9,105	$24,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$21,867	$27,371
Notes Payable due shareholders & directors	36,000	36,000
Total current liabilities	57,867	63,371

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued
and outstanding	-	-
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 2,465,100 shares
issued and outstanding at October 30, 2010 and
July 31, 2010	247	247
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares issued
and outstanding	-	-
Additional paid-in-capital	1,499,792	1,499,792
Retained earnings (deficit) accumulated in the development stage	(1,548,801)	(1,538,854)

Total stockholders' equity (deficit)	(48,762)	(38,815)

Total liabilities and stockholders' equity (deficit)	$9,105	$24,556

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the Three Months Ended		Period from inception
	Unaudited		(August 1, 2005) to
	October 31, 2010	October 31, 2009	October 31, 2010
Revenue			$-
Operating expenses:
Professional fees	4,399	8,380	854,157
Delaware franchise tax	100	-	235,776
Other general and administrative expenses (Note 4)	5,448	906	550,704

Loss from operations	(9,947)	(9,286)	(1,640,637)

Interest Income	-	-	3,715,745

Income (loss) before provision for income taxes	(9,947)	(9,286)	2,075,108

Provision for income taxes	-	-	-

Net income (loss) for the period	$(9,947)	$(9,286)	$2,075,108

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(9,947)	$(9,286)	$1,341,105

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	-

Net income per Class B common share subject to conversion, basic and diluted	$-	$-

Weighted average number of shares outstanding, basic and diluted	2,465,100	1,065,100

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders' Equity for the period
from inception (August 1, 2005) to October 31, 2010

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	107	8,189,824	819	42,809,711	(84,852)	42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of Class B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010 (audited)	2,465,100	$247	-	-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(9,947)	(9,947)

Balance, October 31, 2010 (unaudited)	2,465,100	247	-	-	1,499,792	(1,548,801)	(48,762)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the three minth period ended		Period from inception
	Unaudited		(August 1, 2005) to
	October 31, 2010	October 31, 2009	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(9,947)	$(9,286)	$2,075,105
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,630)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	0	-
(Decrease) Increase in accrued expenses	(5,504)	3,584	21,867
Net cash used in operating activities	(15,451)	(5,702)	(1,525,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	(331,216,341)	(1,665,222,246)
Maturity of Securities held in trust	-	331,216,341	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from stockholders	-	-	25,392
Proceeds from promissory notes	-	-	36,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	-	-	53,226,563

Net increase (decrease) in cash and cash equivalents	(15,451)	(5,702)	9,105

Cash and cash equivalents
Beginning of period	24,556	22,689	-

End of period	$9,105	$16,987	$9,105

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Reclassification of Class B common stock to liability	$-	$-	$-

Reclassification of Class B common stock, subject to possible conversion to liability	$-	$-	$-

See Notes to Unaudited Condensed Financial Statements

NOTES TO CONDENSED  FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through October 31, 2010 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and, as such, the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting By Development Stage Enterprises.

Organization

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 Series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million, of which $51.7 million was placed in trust. The Company’s management had broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering are intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business (a “Business Combination”). An amount of $55,011,182, including accrued interest of $77,146, was being held in an interest-bearing trust account (“Trust Fund”) to be returned to the holders of Class B common stock if a Business Combination was  not contracted in 18 months, or consummated in 24 months, subsequent to the Offering (the “Target Business Acquisition Period”).

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above, the Trust Fund will be distributed pro-rata to all of the Class B common stockholders and their Class B common shares will be cancelled and returned to the status of authorized but unissued shares. Common stockholders will not receive any of the proceeds from the Trust Fund.

Operations

The registration statement for the Company’s Offering was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 Series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million, of which $51.7 million was placed in a Trust Fund. The Company’s management was given broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering were intended to be applied generally toward a Business Combination.  Under the terms of the Company’s certificate of incorporation, the funds held in the Trust Fund were required to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months, or consummated in 24 months, subsequent to Target Business Acquisition Period.  Under the Offering, the Company indicated its intent to dissolve in the event of a failure to consummate a Business Combination within the Target Business Acquisition Period.

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination.

On March 6, 2008, the Company entered into a merger agreement with Negevtech Ltd. (“Negevtech”), an Israeli company. On July 18, 2008, the Company announced that it and Negevtech had terminated their definitive agreement due to an inability to consummate the transaction by that date, which was the last possible date that the Company could consummate a transaction under its certificate of incorporation as amended.  As a result, the Company announced plans to distribute the amount held in the Trust Fund to its Class B stockholders.

On September 12, 2008, the Company and FI Investment Group., LLC (“FIIG”), the largest holder of shares of the Company’s $.0001 par value common stock, entered into an agreement under which the Company, at the request of FIIG, agreed to propose to its stockholders, including the holders of its shares of $.0001 par value Class B common stock, as an alternative to dissolution, amendments to its certificate of incorporation allowing the Company to maintain its corporate existence and provide for the prompt distribution of the funds being held in trust for the benefit of the holders of Class B common stock in connection with the cancellation of their Class B shares.

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

On December 16, 2009 and June 29, 2010, an officer and shareholder of the Company advanced the Company $10,000 and $15,392, respectively, in order to continue to fund its operations. The advances were non-interest bearing. These advances were later converted into shareholders equity.

On June 30, 2010, the Company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (57% of the common shares issued and outstanding after the transaction).  Upon purchase of these shares, the sole director of the Company (Richard J. Roth) resigned and was replaced with a designee director of Moorland Lane Partners, LLC.

On July 1, 2010, Moorland Lane Partners, LLC, a shareholder of the Company, agreed to extend up to a $50,000 loan to the Company for which the Company issued a note.  The note bears interest at a rate of 10% annually and is due and payable on July 1, 2011. The lender has advanced $36,000 against the note as of July 31, 2010.

Going concern consideration

At October 31, 2010, the Company had $9,105 in cash, current liabilities of $57,867 and working capital deficit of $48,762. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2010, included in the Company’s Form 10-K filed on November 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of a future year.

NOTE 2 – OFFERING

In the Offering, effective July 11, 2006, the Company sold to the public an aggregate of 532,500 Series A Units (the “Series A Units” or a “Series A Unit”) and 5,118,000 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $8.50 and $10.10 per unit, respectively. Proceeds from the Offering, totaled approximately $52.9 million, which was net of approximately $3.3 million in underwriting expenses and other registration costs incurred through July 26, 2006. Each Series A Unit consists of two shares of the Company’s common stock, and ten Class Z Warrants (each, a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, and two Class W Warrants (each, a “Class W Warrant”).

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through October 31, 2010.

FAIR VALUE OF FINANCIAL INSTRUMENTS – FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update (“Update”). In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles” (“GAAP”). In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. This FASB ASC Topic also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures; however, the belief is that there will be no material impact.

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”. In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “ Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" , which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The FASB undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860 that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•
FASB ASC Topic 810, “Variables Interest Entities ”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB ASC Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•
FASB ASC Topic 740 , “ Income Taxes ”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) is the income tax paid by the entity attributable to the entity or its owners? (ii) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) how should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three month periods ended October 31, 2010 and 2009, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for the period from Inception (August 1, 2005) to October 31, 2010. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three month period ended October 31, 2010 and the agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the board of directors. No preferred shares were issued and outstanding at October 31, 2010 or 2009.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of October 31, 2010, there are 2,465,100 shares of the Company’s common stock issued and outstanding. As of October  31, 2010, there are 45,567,000 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. As of  October  31, 2010 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. As of  October 31, 2010 there were 7,800,000 Class Z Warrants outstanding.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended July 31, 2010.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as  in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended July 31, 2010.

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

Results of Operations

Net loss for the three months ended October 31, 2010 increased to $9,947 compared to a net loss for the prior comparable period of $9,286.  Net loss for the three months ended October 31, 2010 consisted of professional fees of $4,399, Delaware franchise taxes of $100 and other general and administrative expenses of $5,448.  Net loss for the three months ended October 31, 2009 consisted of professional fees of $8,380 and other general and administrative operating expenses of $906.

Net income for the period from inception (August 1, 2005) to October 31, 2010 of $2,075,108, consisted of interest income of $3,715,745, offset by professional fees of $854,157, Delaware franchise taxes of $235,776 and other operating expenses of $550,704, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

Liquidity and Capital Resources

We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust fund with American Stock Transfer & Trust Company as trustee, and the remaining $1.2 million was held outside of the trust fund. The proceeds held outside the trust are available to be used by us, and are being used by us, to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the trust fund were distributed to our Class B stockholders beginning on February 18, 2009 (see Note 3 to the accompanying financial statements included elsewhere in this report).

As indicated in the accompanying financial statements, at October 31, 2010, we had $9,105 in cash and cash equivalents, current liabilities of $57,867 and working capital deficit of $48,762. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

We do not currently have any specific capital-raising plans. We may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. If the proposals discussed above are approved, we may be deemed to be a “blank check company” for purposes of the federal securities laws. If we are deemed to be “blank check company,” regulatory restrictions that are more restrictive than those currently set forth in our certificate of incorporation may apply to any future public offerings by us and may further limit our ability to raise funds for our operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules, regulations and related forms, and that such information is accumulated and communicated to our officers to allow timely decisions regarding required disclosure.

As of October 31, 2010, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II

Item 1.  Legal Proceedings

To the knowledge of our officers and directors, we are not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended July 31, 2010 includes a discussion of our risk factors.  There have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2010.

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
Craig Samuels
Director, Chief Executive Officer and President

Date:  December 14, 2010

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.