Form 10-Q
period 2011-01-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2011-03-17
CIK 1335725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to ______________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of March 16, 2011, 18,250,003 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of January 31, 2011 (unaudited) and July 31, 2010 (audited)	3
	Condensed Statements of Operations, for the three months and the six months ended January 31, 2011 and 2010, and for the period from August 1, 2005 (inception) to January 31, 2011 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2010 (audited) and the six months ended January 31, 2011 (unaudited)	5
	Condensed Statement of Cash Flows, for the six months ended January 31, 2011 and 2010, for the period from August 1, 2005 (inception) to January 31, 2011 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 6.	Exhibits	18

	SIGNATURES

PART I

 Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	January 31, 2011	July 31, 2010
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$23,689	$24,556

Total assets	$23,689	$24,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$14,737	$27,371
Notes Payable due shareholders & directors (Note 1)	36,000	36,000
Total current liabilities	50,737	63,371

Notes Payable long-term (Note 1)	35,000	-

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
and outstanding
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 2,465,100 shares
issued and outstanding at January 31, 2011 and	247	247
July 31, 2010
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares issued
and outstanding	-	-
Additional paid-in-capital	1,499,792	1,499,792
Retained earnings (deficit) accumulated in the development stage	(1,562,087)	(1,538,854)

Total stockholders' equity (deficit)	(62,048)	(38,815)

Total liabilities and stockholders' (deficit)	$23,689	$24,556

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.

Condensed Statement of Operations

					Period from
	For the Three Months Ended		For the Six Months Ended		inception
	Unaudited		Unaudited		(August 1, 2005)
	January 31, 2011	January 31, 2010	January 31, 2011	January 31, 2010	to January 31, 2011
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	9,714	9,698	14,113	18,078	863,871
Delaware franchise tax	100	-	200	-	235,876
Other general and administrative expenses (Note 4)	3,328	1,590	8,920	2,496	554,176

Loss from operations	(13,142)	(11,288)	(23,233)	(20,574)	(1,653,923)

Interest Income	-	-	-	-	3,715,745

Income (loss) before provision for income taxes	(13,142)	(11,288)	(23,233)	(20,574)	2,061,822

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(13,142)	$(11,288)	$(23,233)	$(20,574)	$2,061,822

Accretion of Trust Fund relating to Class B
common stock subject to conversion	-	-	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(13,142)	$(11,288)	$(23,233)	$(20,574)	$1,327,819

Weighted average Class B common shares outstanding
subject to conversion (no Class B common shares
outstanding on October 31, 2009)	-	-	-	-

Net income per Class B common share subject to
conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding, basic and diluted	2,465,100	1,065,100	2,465,100	1,065,100

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.

Condensed Statement of Stockholders’ Equity for the period
from inception (August 1, 2005) to January 31, 2011

						Deficit
						accumulated
	Common Stock		Common Stock, Class B		Additional Paid -In	in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total
Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309

Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-

Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-

Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)

Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)

Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-

Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010 (audited)	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(23,233)	(23,233)

Balance, January 31, 2011 (unaudited)	2,465,100	$247	-	$-	$1,499,792	$(1,562,087)	$(62,048)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.

Condensed Statement of Cash Flows

			Period from
	For the six month period ended		inception (August 1,
	Unaudited		2005)
	January 31,	January 31,	to January 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(23,233)	$(20,574)	$2,061,819
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,630)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	(12,634)	(5,169)	14,737
Net cash used in operating activities	(35,867)	(25,743)	(1,546,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	10,000	25,392
Proceeds from promissory notes	35,000	-	71,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	35,000	10,000	53,261,563

Net increase (decrease) in cash and cash equivalents	(867)	(15,743)	23,689

Cash and cash equivalents
Beginning of period	24,556	22,689	-

End of period	$23,689	$6,946	$23,689

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

See Notes to Unaudited Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through January 31, 2011 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with FASB ASC: Topic 915, Accounting and Reporting By Development Stage Enterprises.

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

Both the Company’s common stock and Class B common stock had one vote per share. However, the Class B stockholders could, and the common stockholders could not, vote in connection with a Business Combination. Since a Business Combination was not consummated during the Target Business Acquisition Period, as noted above, the Trust Fund was distributed pro-rata to all of the Class B common stockholders and their Class B common shares were cancelled and returned to the status of authorized but unissued shares. Common stockholders did not receive any of the proceeds from the Trust Fund.

Operations

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on July 11, 2006. The Company consummated the Offering of 500,000 Series A Units (Note 2) and 4,600,000 Series B Units (Note 2) on July 18, 2006. On July 26, 2006, the Company consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units which were subject to an over-allotment option granted to the underwriters. The Offering generated total net proceeds of approximately $52.9 million of which $51.7 million was placed in an interest-bearing trust account. The Company’s management was given broad authority with respect to the application of the proceeds of the Offering although substantially all of the proceeds of the Offering were intended to be applied generally toward consummating a merger, capital stock exchange, asset acquisition or other similar transaction with a Target Business.  Under the terms of the Company’s certificate of incorporation, the funds held in the Trust Fund were required to be returned to the holders of Class B common stock if a Business Combination was not contracted in 18 months, or consummated in 24 months, subsequent to the Offering.  Under the Offering, the Company indicated its intent to dissolve in the event of a failure to consummate a Business Combination within the Target Business Acquisition Period.

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

On October 14, 2008, the Company announced that it had determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the IPO trust account from a money market fund invested primarily in municipal bonds into the Federated Treasury Obligations Fund - Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund is held in a brokerage account at Barclays Capital. The IPO trust account assets are held in a custodial account at State Street Bank & Trust. The transfer of $55,222,377 in IPO trust account assets was effected at par on October 7, 2008.

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

On June 30, 2010, the Company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (holder of 57% of the common shares issued and outstanding after the transaction) (“Moorland”).  Upon purchase of these shares, the sole director of the Company (Richard J. Roth) resigned and was replaced with a designee director of Moorland.

On July 1, 2010, the Company issued a promissory note up to an amount not to exceed $50,000 to Moorland.  The note bears interest at a rate of 10% annually and is due and payable on July 1, 2011. Moorland has advanced $36,000 against the note as of January 31, 2011.

On December 27, 2010, the Company issued a promissory note in the original principal amount of $35,000 to Moorland.  The promissory note bears interest at the rate of 6% per annum and is due and payable on December 27, 2012.  In consideration of the issuance of the promissory note, the Company issued a warrant to purchase 16,000,000 shares of the Company’s common stock to Moorland at an exercise price of $.02 per share.  On March 10, 2011, Moorland exercised the warrant on a cashless basis, and as a result of such exercise, received 15,784,903 shares of the Company’s common stock. (See Note 7)

Going concern consideration

At January 31, 2011, the Company had $23,689 in cash, current liabilities of $50,737 and working capital deficit of $27,048. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2010, included in the Company’s Form 10-K filed on November 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for both the three months and six months ended January 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

INVESTMENTS HELD IN TRUST – Investments held in the Trust Fund at July 31, 2008 consisted of municipal money fund securities with maturities of up to 30 days. Such securities generate current income which is exempt from federal income tax and therefore no provision for income taxes is required for the periods ended October 31, 2009 or 2008.   The entire amount in the Trust Fund was transferred on October 7, 2008 at par into the Federated Treasury Obligations Fund - Institutional Shares ($33.5 billion in assets as of September 30, 2008), a money market fund invested in U.S. treasury and treasury repurchase agreements. The fund was held in a brokerage account at Barclays Capital. (See Note 1 – Organization and Business Operations).  On February 16, 2009, the total amount of funds in the Trust Fund totaling $55,315,709 were distributed to the holders of the Class B Common Stock.

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

NET INCOME (LOSS) PER SHARE – Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through January 31, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS – FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update (the “Update”). In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

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

NEW ACCOUNTING PRONOUNCEMENTS

•
FASB ASC Topic 855, “Subsequent Events” . In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

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

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three and six month periods ended January 31, 2011 and 2010, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for the period from inception (August 1, 2005) to January 31, 2011. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three and six month periods ended January 31, 2011 and 2010. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at January 31, 2011 or 2010.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of January 31, 2011, there are 2,465,100 shares of the Company’s common stock issued and outstanding. As of January  31, 2011, there are 39,193,909 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants. See Subsequent Event - Note 7.

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

Prior to entering into the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W Warrants and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to January 31, 2011, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W Warrants and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

On January 31, 2006, the date of reclassification of the Warrants from liability to equity, the Company estimated that the fair value of the Class W Warrants and Class Z Warrants was still $0.05 per Warrant. The determination to value the Warrants at $0.05 was based on the cash purchase price paid in August 2005 by the holders, the fact that the Warrants were not publicly traded, the inherent price of $0.05 per Warrant contained in the Series A Units and Series B Units which were sold in the Offering, and an evaluation of the differences in the rights and privileges of the Warrants sold and issued in August 2005 versus the Warrants which were sold in the Offering.

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At January 31, 2011 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At  January 31, 2011 there were 7,800,000 Class Z Warrants outstanding.

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

On December 27, 2010, the Company issued a promissory note in the original principal amount of $35,000 to Moorland.  In consideration of the issuance of the promissory note, the Company issued a warrant to purchase 16,000,000 shares of the Company’s common stock to Moorland at an exercise price of $.02 per share.  On March 10, 2011, Moorland exercised the warrant on a cashless basis, and as a result of such exercise, received 15,784,903 shares of the Company’s common stock.

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

NOTE 7 – SUBSEQUENT EVENT

On March 10, 2011, Moorland exercised a Warrant (See Note 1) on a cashless basis receiving 15,784,903 shares of common stock.

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

Results of Operations

Net loss for the three months ended January 31, 2011 increased to $13,142 compared to a net loss for the prior comparable period of $11,288.  Net loss for the three months ended January 31, 2011 consisted of professional fees of $9,714, Delaware franchise taxes of $100 and other general and administrative expenses of $3,328.  Net loss for the three months ended January 31, 2010 consisted of professional fees of $9,698 and other general and administrative operating expenses of $1,590.

Net income for the period from inception (August 1, 2005) to January 31, 2011 of $2,061,822, consisted of interest income of $3,715,745, offset by professional fees of $863,871, Delaware franchise taxes of $235,876 and other operating expenses of $554,176, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

Liquidity and Capital Resources

We consummated our initial public offering of 500,000 Series A units and 4,600,000 Series B units on July 18, 2006. On July 26, 2006, we consummated the closing of an additional 32,500 Series A Units and 518,000 Series B Units that were subject to the over-allotment option. Proceeds from our initial public offering were approximately $52.9 million, net of underwriting and other expenses of approximately $3.3 million, of which $51,691,800 was deposited into the trust fund with American Stock Transfer & Trust Company as trustee, and the remaining $1.2 million was held outside of the trust fund. The proceeds held outside the trust are available to be used by us, and are being used by us, to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  The proceeds held in the trust fund were distributed to our Class B stockholders beginning on February 18, 2009 (see Note 1 to the accompanying financial statements included elsewhere in this report).

As indicated in the accompanying financial statements, at January 31, 2011, we had $23,689 in cash and cash equivalents, current liabilities of $50,737 and working capital deficit of $27,048. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

On July 1, 2010, we issued a promissory note in the principal amount of up to $50,000 to a stockholder of our company.  The note bears interest at a rate of 10% annually and is due and payable on July 31, 2011.  As of January 31, 2011, $38,110 is outstanding under the note.  On December 27, 2010, we issued a promissory note in the original principal amount of $35,000 to the stockholder.  The promissory note bears interest at the rate of 6% per annum and is due and payable on December 27, 2012.  As of January 31, 2011, $35,196 is outstanding under the note.

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

As of January 31, 2011, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

Date: March 17, 2011	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President

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