Form 10-Q
period 2011-04-30
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2011-06-17
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Yes ☑     No ☐

As of June 16, 2011, 18,250,003 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of April 30, 2011 (unaudited) and July 31, 2010 (audited)	3
	Condensed Statements of Operations, for the three months and the nine months ended April 30, 2011 and 2010, and for the period from August 1, 2005 (inception) to April 30, 2011 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2010 (audited) and the nine months ended April 30, 2011 (unaudited)	5
	Condensed Statement of Cash Flows, for the nine months ended April 30, 2011 and 2010, for the period from August 1, 2005 (inception) to April 30, 2011 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 6.	Exhibits	18

	SIGNATURES	19

PART I

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	April 30, 2011	July 31, 2010
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$18,319	$24,556

Total assets	$18,319	$24,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$21,999	$27,371
Notes Payable due shareholders & directors (Note 1)	36,000	36,000
Total current liabilities	57,999	63,371

Notes Payable long-term (Note 1)	35,000	-

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued
and outstanding	-	-
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 18,250,003 and
2,465,100 shares issued and outstanding
at April 30, 2011 and July 31, 2010, respectively.	1,825	247
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares issued
and outstanding	-	-
Additional paid-in-capital	1,498,214	1,499,792
Retained earnings (deficit) accumulated in the development stage	(1,574,719)	(1,538,854)

Total stockholders' equity (deficit)	(74,680)	(38,815)

Total liabilities and stockholders' equity (deficit)	$18,319	$24,556

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the Three Months Ended		For the Nine Months Ended		Period from inception (August 1, 2005) to
	Unaudited		Unaudited
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011
Revenue					$-
Operating expenses:
Professional fees	9,588	3,850	23,701	21,928	873,459
Delaware franchise tax	125	5,956	325	5,956	236,001
Other general and administrative expenses (Note 4)	2,920	1,000	11,839	3,496	557,095

Loss from operations	(12,633)	(10,806)	(35,865)	(31,380)	(1,666,555)

Interest Income	-	-	-	-	3,715,745

Income (loss) before provision for income taxes	(12,633)	(10,806)	(35,865)	(31,380)	2,049,190

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(12,633)	$(10,806)	$(35,865)	$(31,380)	$2,049,190

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(12,633)	$(10,806)	$(35,865)	$(31,380)	$1,315,187

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	-	-	-

Net income per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding, basic and diluted	12,111,430	1,065,100	5,680,543	1,065,100

Net income (loss)per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders’ Equity for the period
from inception (August 1, 2005) to April 30, 2011

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

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters'
purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock
subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock
subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008
before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since
inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock
subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account
to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010 (audited)	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(35,865)	(35,865)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, April 30, 2011 (unaudited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,574,719)	$(74,680)
See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the nine month period ended		Period from inception (August 1, 2005) to
	Unaudited
	April 30, 2011	April 30, 2010	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(35,865)	$(31,380)	$2,049,187
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,630)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	(5,372)	3,637	21,999
Net cash used in operating activities	(41,237)	(27,743)	(1,551,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	10,000	25,392
Proceeds from promissory notes	35,000	-	71,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	35,000	10,000	53,261,563

Net increase (decrease) in cash and cash equivalents	(6,237)	(17,743)	18,319

Cash and cash equivalents
Beginning of period	24,556	22,689	-

End of period	$18,319	$4,946	$18,319

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Exercise of cashless common stock warrants (15,784,903 shares)	$315,690	$-	$315,690

See Notes to Unaudited Condensed Financial Statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through April 30, 2011 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

On July 1, 2010 a shareholder of the company entered into a promissory note up to an amount not to exceed $50,000 with Moorland.  The note bears interest at a rate of 10% annually and is due and payable on July 1, 2011. The lender has advanced $36,000 against the note as of July 31, 2010.

On December 27, 2010, the Company issued a promissory note in the original principal amount of $35,000 to Moorland.  The promissory note bears interest at the rate of 6% per annum and is due and payable on December 27, 2012.  In consideration of the issuance of the promissory note, the Company issued a warrant to purchase 16,000,000 shares of the Company’s common stock to Moorland at an exercise price of $.02 per share.  On March 10, 2011, Moorland exercised the warrant on a cashless basis, and as a result of such exercise, received 15,784,903 shares of the Company’s common stock.  The remaining 215,097 shares were withheld by the Company in consideration for the exercise of the warrant.

Going concern consideration

At April 30, 2011, the Company had $18,319 in cash, current liabilities of $57,999 and working capital deficit of $39,680. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2010, included in the Company’s Form 10-K filed on November 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for both the three months and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through April 30, 2011.

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

NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three and nine month periods ended April 30, 2011 and 2010, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to April 30, 2011. The administrative service agreement was terminated on October 18, 2008.

Financial Advisory Services

The Company had engaged HFCP, on a non-exclusive basis, to act as its investment banker in connection with a proposed Business Combination. For assisting the Company in structuring and negotiating the terms of a Business Combination, the Company would have paid HCFP a cash transaction fee of $1,500,000 upon consummation of a Business Combination. The agreement has been terminated.

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three and nine month periods ended April 30, 2011 and 2010. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at April 30, 2011 or 2010.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of April 30, 2011, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of April 30, 2011, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants and Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to April 30, 2011, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At April 30, 2011 there were 12,711,000 Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At  April 30, 2011 there were 7,800,000 Class Z Warrants outstanding.

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

Results of Operations

Net loss for the three months ended April 30, 2011 increased to $12,633 compared to a net loss for the same prior-year period of $10,806.  Net loss for the three months ended April 30, 2011 consisted of professional fees of $9,588, Delaware franchise taxes of $125 and other general and administrative expenses of $2,920.  Net loss for the three months ended April 30, 2010 consisted of professional fees of $3,850, Delaware franchise taxes of $5,956 and other general and administrative operating expenses of $2,920.

Net income for the period from inception (August 1, 2005) to April 30, 2011 of $2,049,190, consisted of interest income of $3,715,745, offset by professional fees of $873,459, Delaware franchise taxes of $236,001 and other operating expenses of $557,095, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at April 30, 2011, we had $18,319 in cash and cash equivalents, current liabilities of $57,999 and working capital deficit of $39,680. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

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

As of April 30, 2011, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date:  June 17, 2011

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