Form 10-K
period 2011-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2011-11-14
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant (236,088 shares) based on the $0.02 closing price of the registrant’s common stock as reported on the Over-the-Counter bulletin board on January 31, 2011, was approximately $4,271.76. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 11, 2011, there were 18,250,003 outstanding shares of the registrant’s common stock.

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

At July 31, 2011, we had cash on hand of $24,474.20. We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating a business combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

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

We expect to encounter intense competition from other entities with business objectives similar to ours including blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, our outstanding Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

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

Item 2.  Properties

We do not own any material property.  Our sole office is located at 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814, and is presently provided free of charge by Moorland Lane Partners, LLC  one of our shareholders.  We consider our current office space adequate for our current operations.

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

Our Class B common stock ceased trading on the Over-the-Counter bulletin board and was cancelled and converted into a right to receive approximately $5.40 per share from our trust fund on February 17, 2009. As a result of the cancellation of the Class B common stock, our Series B units were mandatorily separated from their associated Class W warrants and then cancelled on February 17, 2009.  Our Class W warrants expired and ceased trading on the Over-the-Counter bulletin board on July 10, 2011. Our Series A units, common stock, and Class Z warrants now trade on the Over-the-Counter bulletin board under the symbols IGPAU, IGPAA, and IGPAZ, respectively.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our securities as reported on the Over-the-Counter bulletin board in U.S. dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

			Class Z
	Common Stock		Warrants		Series A Units
	High	Low	High	Low	High	Low
Fiscal year ended July 31, 2010
First Quarter	5.00	5.00	0.01	0.01	1.05	1.05
Second Quarter	5.00	5.00	0.01	0.01	1.05	1.05
Third Quarter	5.00	5.00	0.01	0.01	1.05	0.11
Fourth Quarter	5.00	5.00	0.01	0.01	1.05	1.05
Fiscal year ended July 31, 2011
First Quarter	0.06	0.02	0.05	0.002	0.001	0.001
Second Quarter	0.02	0.02	0.002	0.002	0.001	0.001
Third Quarter	0.02	0.02	0.002	0.002	0.001	0.001
Fourth Quarter	0.10	0.10	0.002	0.002	0.001	0.001

The trading of our securities is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC. As of November 11, 2011, there were 4 holders of record of our common stock, 9 holders of record of our Class Z warrants, and 1 holder of record of our Series A units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

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

Results of Operations

Net loss for the year ended July 31, 2011 decreased to $39,274 compared to a net loss for the same prior-year of $40,779.  Net loss for the year ended July 31, 2011 consisted of professional fees of $38,686, Delaware franchise taxes of $325 and other general and administrative expenses of $14,837.  The net loss for  the year ended July 31, 2011  included other income of $14,574 which was a refund from State of Delaware for over payment of excise taxes for a prior year. Net loss for the year ended July 31, 2010 consisted of professional fees of $24,692, Delaware franchise taxes of $6,156 and other general and administrative operating expenses of $9,931.

Net income for the period from inception (August 1, 2005) to July 31, 2011 of $2,045,781, consisted of interest income of $3,715,745, offset by professional fees of $888,444, Delaware franchise taxes of $236,001 and other operating expenses of $560,093, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at July 31, 2011, we had $24,556 in cash, current liabilities of $67,563 and working capital deficit of $43,089. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and sole director, as of November 11, 2011, are as follows:

Name	Age	Position

Craig Samuels	41	Director, Chief Executive Officer and President
Mitchell Metzman	47	Chief Financial Officer and Secretary

Craig Samuels, 41, has served as the sole member of our board of directors and our Chief Executive Officer and President since June 2010.  Prior to joining the Company, Mr. Samuels was a private investor and entrepreneur specializing in micro-cap investing focusing on emerging markets such as China.  In 2000, Mr. Samuels founded LearningElements, Inc., an early elementary education company that developed innovative, verbally interactive educational software, curriculum supplements, and teacher professional development programs, and served as chief executive officer for the company until its acquisition by Plato Learning, Inc. (Nasdaq: TUTR) in 2002.  Mr. Samuels received an A.B. degree in Psychology from Washington University in 1992 and received a J.D. from the University of Miami in 1995.

Mitchell Metzman, 47, has served as our Chief Financial Officer and Secretary since June 2010.  Prior to joing the Company, Mr. Metzman was a private investor, primarily focusing on small- and micro-cap public companies both domestically and in emerging countries in Asia. From June 1991 through July 2000, Mr. Metzman served as a research analyst and institutional trader for Newby & Company, Inc., a regional brokerage firm in Rockville, MD specialized in both value and growth companies. Mr. Metzman received a B.S. degree in Accounting from the Robert H. Smith School of Business, University of Maryland in 1986. He received his CPA in the state of Maryland in 1990.

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

Board and Committee Meetings

Our board of directors held no  meetings during the fiscal year ended July 31, 2011.  A written consent was given on one occasion.

Section 16(a) Beneficial; Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them. Based solely on review of this information, we believe that, during the fiscal year ended July 31, 2011, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11.  Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered to the Company.

From August 1, 2005 through October 12, 2008, we paid Danash Investment and Management Ltd., an entity owned solely by Dror Gad, our former Chief Financial Officer and a former member of our board of directors, a fee of $7,500 per month for office space and certain office and administrative services. From August 1, 2005 through October 12, 2008, a total of approximately $203,831 has been paid by us to Danash under this agreement.  We believe, based on rents and fees for similar services in the Tel-Aviv, Israel metropolitan area, that the fee charged by Danash was at least as favorable as we could have obtained from an unaffiliated person. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, persons who were stockholders prior to our IPO, including our former officers and directors, have received reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock on November 11, 2011, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock.  Applicable percentage ownership in the following table is based on 18,250,003 shares of common stock outstanding as of November 11, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after November 11, 2011, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o Moorland Land Partners LLC, 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
	Owned	Shares

Executive Officers and Directors
Craig Samuels (1)	17,184,903	94.16%
Mitchell Metzman (1)	17,184,903	94.16%
All executive officers and directors as a group (2 persons) (1)	17,184,903	94.16%
Other 5% Stockholders
Moorland Lane Partners, LLC (1)	17,184,903	94.16%
FI Investment Group, LLC (2)	534,300	2.93%

(1)
Based on information contained in a Schedule 13D filed by Moorland Lane Partners, LLC (“Moorland”) on July 9, 2010 and a Schedule 13D filing by Moorland on March 10, 2011.  Includes 17,184,903 shares of common stock owned by Moorland.  Each of Messrs Samuels and Metzman is a manager and member of Moorland.  Accordingly, each of Messrs Samuels and Metzman may be deemed to beneficially own 17,184,903 shares of common stock and disclaims beneficial ownership of all such shares, except to the extent of their respective pecuniary interest therein.

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

On December 16, 2009 and June 29, 2010 an officer and shareholder of the company advanced the company $10,000 and $15,392, respectively, in order to continue to fund its operations. The advance is non-interest bearing.

On June 30, 2010 the company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (57% of the common shares issued and outstanding after the transaction).  Upon purchase of these shares the current sole director of the company (Richard J. Roth) resigned and was replaced with a designee director of Moorland Lane Partners, LLC.

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

The aggregate fees billed to us by Ziv Haft for the fiscal years ended July 31, 2011 and 2010, respectively, are as follows:

	2011	2010

Audit Fees (1)	$-	$20,250
Audit-Related Fees (2)
Total	$-	$20,250

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)
Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees,” and include, but are not limited to, professional services related to consultation on proposed business combinations.

The aggregate fees billed to us by Gruber & Company, LLC  for the fiscal years ended July 31, 2011 and 2010, respectively, are as follows:

	2011	2010

Audit Fees (1)	$6,500	$6,500
Audit-Related Fees (2)
Total	$6,500	$6,500

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms for the fiscal years ended July 31, 2011 and 2010;

Balance sheets as of July 31, 2011 and 2010;

Statements of operations for the years ended July 31, 2011 and 2010 and from inception (August 1, 2005) to July 31, 2011;

Statements of cash flows for the years ended July 31, 2011 and 2010 and from inception (August 1, 2005) to July 31, 2011;

Statements of shareholders’ equity for the years ended July 31, 2011 and 2010 and from inception (August 1, 2005) to July 31, 2011; and

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheets of Israel Growth Partners Acquisition Corp. (a development stage company) (the “Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended July 31, 2011and July 31, 2010 and  for the period from August 1, 2008 to July 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the cumulative data from August 1, 2005 to July 31, 2008 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, which were audited by other auditors whose report dated October 31, 2008 which expressed unqualified opinions (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern) have been furnished to us.  Our opinion, insofar as it relates to the amounts included for the cumulative period from August 1, 2005 (inception) to July 31, 2008 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Growth Partners Acquisition Corp. (a development stage company) as of July 31, 2011 and July 31, 2010, and the results of its operations and cash flows for the years ended July 31, 2011 and July 31, 2010 and for the period from August 1, 2005 (inception) through July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri
October 31, 2011

Israel Growth Partners Acquisition Corp.
Balance Sheets

	As of	As of
	July 31, 2011	July 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$24,474	$24,556

Total assets	$24,474	$24,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$31,563	$27,371
Notes Payable due shareholders & directors (Note 1)	36,000	36,000
Total current liabilities	67,563	63,371

Notes Payable long-term (Note 1)	35,000	-

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,250,003 and 2,465,100 shares issued and outstanding at July 31, 2011 and July 31, 2010, respectively	1,825	247
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,498,214	1,499,792
Retained earnings (deficit) accumulated in the development stage	(1,578,128)	(1,538,854)

Total stockholders' equity (deficit)	(78,089)	(38,815)

Total liabilities and stockholders' (deficit)	$24,474	$24,556

See Notes to Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Operations

	For the Year Ended		Period from inception (August 1, 2005) to
	July 31, 2011	July 31, 2010	July 31, 2011
Revenue			$-
Operating expenses:
Professional fees	38,686	24,692	888,444
Delaware franchise tax	325	6,156	236,001
Other general and administrative expenses (Note 4)	14,837	9,931	560,093

Loss from operations	(53,848)	(40,779)	(1,684,538)

Other Income	14,574	-	14,574
Interest Income	-	-	3,715,745

Income (loss) before provision for income taxes	(39,274)	(40,779)	2,045,781

Provision for income taxes	-	-	-

Net income (loss) for the period	$(39,274)	$(40,779)	$2,045,781

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(39,274)	$(40,779)	$1,311,778

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	-

Net income per Class B common share subject to conversion, basic and diluted	$-	$-

Weighted average number of shares outstanding, basic and diluted	18,382,145	1,270,525

Net income (loss)per share, basic and diluted	$(0.00)	$(0.03)

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
 Statement of Stockholders’ Equity

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(39,274)	(39,274)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, July 31, 2011 (Audited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,578,128)	$(78,089)

See Notes to the Financial Statements

Israel Growth Partners Acquisition Corp.
Statements of Cash Flows

	For the twelve month period ended		Period from inception (August 1, 2005) to
	July 31, 2011	July 31, 2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(39,274)	$(40,779)	$2,045,778
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,630)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	4,192	(32,746)	31,563
Net cash used in operating activities	(35,082)	(73,525)	(1,545,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	25,392	25,392
Proceeds from promissory notes	35,000	36,000	71,000
Proceeds from the issuance of common stock	-	14,000	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through publicoffering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	35,000	75,392	53,261,563

Net increase (decrease) in cash and cash equivalents	(82)	1,867	24,474

Cash and cash equivalents
Beginning of period	24,556	22,689	-

End of period	$24,474	$24,556	$24,474

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Exercise of cashless common stock warrants (15,784,903 shares)	$-	$-	$-

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTES TO AUDITED FINANCIAL STATEMENTS

Israel Growth Partners Acquisition Corp
NOTES TO FINANCIAL STATEMENTS
For the Year ended July 31. 2011

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through July 31, 2011 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

Other Income

In year ended July 31, 2011 the company realized a refund on Delaware excise tax from a prior year end in the amount of  $14,574.

Going concern consideration

At July  31, 2011, the Company had $24,474 in cash, current liabilities of $67,563 and working capital deficit of $43,089. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class W Warrants expired on July 10, 2011. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through July 31, 2011.

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

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three and nine month periods ended April 30, 2011 and 2010, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to July 31, 2011. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the twelve month periods ended July 31, 2011 and 2010. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at July 31, 2011 or 2010.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of July 31, 2011, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of July 31, 2011, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants, the Underwriters Purchase Option and the officer’s and director’s Class W Warrants.

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

Each Class W Warrant issued in the Offering and to the initial security holders were exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At July 31, 2011 there were no Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At  July 31, 2011 there were 7,800,000 Class Z Warrants outstanding.

The  Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial security holders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such security holders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class Z Warrants with the prior consent of HCFP, in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for redemption.

The Class Z Warrants issued in the Offering will not be exercisable unless a registration statement covering the securities underlying the warrants is effective or an exemption from registration is available. Accordingly if the warrants are not able to be exercised such warrants may expire worthless. The Company has no obligation to net cash settle the exercise of the warrants.

The holders of  Class Z Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock. As the proceeds from the exercise of the Class Z Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.

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
Date: November 14, 2011

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