Form 10-Q
period 2012-04-30
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2012-06-20
CIK 1335725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☐ Yes     ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 10, 2012, 18,250,003 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of April 30, 2012 (unaudited) and July 31, 2011 (audited)	3
	Condensed Statement of Operations, for the three months ended April 30, 2012 and 2011, nine months ended April 30, 2012 and 2011, and for the period from August 1, 2005 (inception) to April 30, 2012 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2011 (audited) and the nine months ended April 30, 2012 (unaudited)	5
	Condensed Statement of Cash Flows, for the nine months ended April 30, 2012 and 2011, for the period from August 1, 2005 (inception) to April 30, 2012 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	13

	PART II - OTHER INFORMATION	15

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 6.	Exhibits	15

	SIGNATURES	16

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

	As of	As of
	April 30, 2012	July 31, 2011
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$9,043	$24,474

Total assets	$9,043	$24,474

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$31,680	$31,563
Notes Payable due shareholders & directors (Note 1)	96,000	36,000
Total current liabilities	127,680	67,563

Notes Payable long-term (Note 1)	-	35,000

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,250,003 shares issued and outstanding at April 30, 2012 and July 31, 2011	1,825	1,825
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,498,214	1,498,214
Retained earnings (deficit) accumulated in the development stage	(1,618,676)	(1,578,128)

Total stockholders' equity (deficit)	(118,637)	(78,089)

Total liabilities and stockholders' (deficit)	$9,043	$24,474

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the Three Months Ended (Unaudited)		For the Nine Months Ended (Unaudited)		Period from inception (August 1, 2005) to
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011	April 30, 2012
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	8,200	9,588	22,006	23,701	910,450
Delaware franchise tax	200	125	300	325	236,301
Other general and administrative expenses (Note 4)	4,691	2,920	18,242	11,839	578,335

Loss from operations	(13,091)	(12,633)	(40,548)	(35,865)	(1,725,086)

Other Income	-	-	-	-	14,574
Interest Income	-	-	-	-	3,715,745

Income (loss) before provision for income taxes	(13,091)	(12,633)	(40,548)	(35,865)	2,005,233

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(13,091)	$(12,633)	$(40,548)	$(35,865)	$2,005,233

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(13,091)	$(12,633)	$(40,548)	$(35,865)	$1,271,230

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	-	-	-

Net income per Class B common share subject to conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding, basic and diluted	18,250,003	12,111,430	18,250,003	5,680,543

Net income (loss)per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders’ Equity for the period
from inception (August 1, 2005) to April 30, 2012

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)

Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(39,274)	(39,274)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, July 31, 2011 (Audited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,578,128)	$(78,089)

Net (Loss) for the period						(40,548)	(40,548)

Balance, April 30, 2012 (Unaudited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,618,676)	$(118,637)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the nine month period ended		Period from inception (August 1, 2005) to
	April 30, 2012	April 30, 2011	April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(40,548)	$(35,865)	$2,005,233
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	117	(5,372)	31,680
Net cash used in operating activities	(40,431)	(41,237)	(1,585,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	-	25,392
Proceeds from promissory notes	25,000	35,000	96,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	25,000	35,000	53,286,563

Net increase (decrease) in cash and cash equivalents	(15,431)	(6,237)	9,043

Cash and cash equivalents
Beginning of period	24,474	24,556	-

End of period	$9,043	$18,319	$9,043

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Exercise of cashless common stock warrants (15,784,903 shares)	$-	$315,690	$315,690

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the nine months ended April 30. 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through April 30, 2012 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

In January 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $12,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time after December 31, 2012.

On March 22, 2012, Israel Growth Partners Acquisition Corp. issued a promissory note in the original principal amount of $12,500.00 to JRP Capital, Inc., a New York corporation (the “Note”). The Note accrues interest at 5% per annum ($625.00 minimum interest due) and is due and payable on demand.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2011, included in the Company’s Form 10-K filed on November 14, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of an future year.

Going concern consideration

At April 30, 2012, the Company had $9,043 in cash, current liabilities of $127,680 and working capital deficit of $118,637. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

Each Class W Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class W Warrants expired on July 10, 2011. Each Class Z Warrant included in the units sold in the Offering entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, subject to adjustment in certain circumstances, commencing on the later of (a) July 11, 2007 and (b) the completion of a Business Combination. The Class Z Warrants will expire on July 10, 2013 or earlier upon redemption. The Company may redeem the outstanding Class Z Warrants in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class Z Warrant, respectively, for any 20 trading days within any 30 trading day period ending three business days before the Company sent the notice of redemption.

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

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through April 30, 2012.

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

NEW ACCOUNTING PRONOUNCEMENTS – Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three and nine month periods ended April 30, 2012 and 2011, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to April 30, 2012. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three month periods ended April 30, 2012 and 2011. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at April 30, 2012 or 2011.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of April 30, 2012, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of April 30, 2012, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to April 30, 2012, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders were exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At April 30, 2012 there were no Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At April 30, 2012 there were 7,800,000 Class Z Warrants outstanding.

The Class Z Warrants outstanding prior to the Offering, all of which are held by the Company’s initial security holders or their affiliates, shall not be redeemable by the Company as long as such warrants continue to be held by such security holders or their affiliates. Except as set forth in the preceding sentence, the Company may redeem the Class Z Warrants , in whole or in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption (the “Measurement Period”). In addition, the Company may not redeem the Class Z Warrants unless the shares of common stock underlying such warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for redemption.

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

Results of Operations

Net loss for the three and nine months ended April 30, 2012 increased to $13,091 and $40,548, respectively, compared to net loss for the prior periods of $12,633 and $35,865, respectively.  Net loss for the three months ended April 30, 2012 consisted of professional fees of $8,200, Delaware franchise taxes of $200 and other general and administrative operating expenses of $4,691, compared to professional fees of $9,588, Delaware franchise taxes of $125, and general and administrative expenses of $2,920 for the prior comparable period.

Net income for the period from inception (August 1, 2005) to April 30, 2012 of $2,005,230, consisted of interest income of $3,715,745, offset by professional fees of $910,450, Delaware franchise taxes of $236,301 and other operating expenses of $578,335, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at April 30, 2012, we had $9,043 in cash and cash equivalents, current liabilities of $127,680 and working capital deficit of $118,637. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

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

As of April 30, 2012, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

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

Item 6.  Exhibits

Exhibit
Number	Exhibit
3.1(1)	Third Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

10.1*	Promissory Note, dated March 22, 2012, between the Company and JRP Capital, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

Date: June 20, 2012	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
10.1	Promissory Note, dated March 22, 2012, between the Company and JRP Capital, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

