Form 10-K
period 2012-07-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2012-10-29
CIK 1335725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑   No ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant (236,088 shares) based on the $0.1 closing price of the registrant’s common stock as reported on the Over-The-Counter Bulletin Board on January 31, 2012, was approximately $23,608.80. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of October 26, 2012, there were 18,250,003 outstanding shares of the registrant’s common stock.

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

PART I

Item 1. Business.

Overview

We were formed on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a currently unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which our management believes would benefit from establishing operations or facilities in Israel.  On July 18, 2006, we completed our initial public offering of 500,000 Series A Units and 4,600,000 Series B Units.  We have neither engaged in any operations, nor generated any revenues, nor incurred any debt or expenses other than in connection with our initial public offering and, thereafter, expenses related to identifying and pursuing acquisitions of targets and expenses related to liquidating our trust fund for the benefit of our Class B common stockholders and reconstituting the Company as an ongoing business corporation.  We have incurred expenses only in connection with (i) the preparation and filing of our quarterly reports on Form 10-Q, annual reports on Form 10-K and proxy statements in connection with the February 16, 2009 Stockholders’ Meeting, (ii) the preparation and filing of the Form F-4 in connection with the proposed Merger (as discussed below), and (iii) travel expenses related to finding and developing acquisition candidates.  Our travel expense policies are consistent with good business practice, and we try to minimize such costs to the extent possible.

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

We believe that our previous focus on operating businesses which have operations or facilities located in Israel, or which are operating outside of Israel but would benefit from establishing operations or facilities in Israel, was too limiting and we broadened our search without regard to the industry in which potential targets operate. We seek a business that is profitable, has positive cash flow, has significant growth potential, and which can benefit from (i) the advantages which typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis. To that end, on August 28, 2012, the Company entered into a Merger Agreement (the “Merger Agreement”) with Macau Resources Group Limited, a British Virgin Islands company (“Macau”) and the shareholders of Macau, pursuant to which the Company will merge with and into Macau and the separate corporate existence of the Company will cease and Macau will survive such merger (the “Merger”). Under the terms of the Merger Agreement, each share of the Company’s common stock will convert into the right to receive one-twentieth (1/20th) of a Macau ordinary share and the Macau ordinary shares should continue to be quoted on the Over-The-Counter Bulletin Board and Macau will remain subject to the United States Securities and Exchange Commission (“SEC”) reporting requirements. However, we expect that Macau will become a foreign private issuer upon the consummation of the Merger. As such, it will be subject to reduced reporting requirements. Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions, the current shareholders of Macau will hold a total of 14,295,836 ordinary shares of Macau, representing approximately 94% of the total number of issued and outstanding shares of Macau. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau upon the closing of the Merger. The Merger is subject to customary closing conditions, including Macau’s Registration Statement on Form F-4 filed with the SEC on September 12, 2012 being declared effective with the SEC.

We are a “blank check” company.  The Securities Act of 1933 defines such companies as “any development stage company that is issuing a penny stock (within the meaning of section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and that (A) has no specific business plan or purpose; or (B) has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

If the Merger does not become effective, our plan is to continue to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business that our management deems to be in the best interest of our stockholders. Our principal business objective for the next 12 months and beyond such time will be, in the event that the Merger does not become effective, to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The pending Merger with Macau is not guaranteed to occur, and in such event, we cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. In our analysis of the transaction with Macau and any future effort to analyze potential acquisition targets, we will consider the following kinds of factors:

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

Management

In connection with the changes to our business identified above, we expect that our management may change in the future. If the Merger with Macau is consummated, the shareholders of Macau will (i) own a majority of the outstanding ordinary shares of the Company immediately following the completion of the Merger, and (ii) have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Macau’s senior management will dominate the management of the combined entity immediately following the completion of the Merger.

Sources of Target Businesses

If the Merger does not become effective, based on our management’s experience in finance and industry and with transactions involving the acquisition of operating businesses, we believe that there are numerous acquisition candidates. In general, our review procedure is expected to be as follows: Once an operating business passes an initial screening intended to eliminate any obviously unsuitable candidates, we will examine it through analysis of available information and general due diligence. We will then pursue in more detail and at greater expense in time, money and effort the most promising businesses we identify. In addition to our management’s, directors’ and advisors’ extensive experience and personal networks, potential target businesses may be brought to our attention by various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, meetings or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since we are known to be looking for acquisition candidates. We may agree (and have agreed in the past) to pay unaffiliated parties a fee if a purchase transaction is consummated with the target company brought to our attention by such a party. Our management continues to broaden its network of contacts by attending seminars, trade shows and conventions. We may engage firms in the finance or transaction businesses in the future, in which event we may pay a finder’s fee or other compensation to them in an amount and on such terms to be determined at the time of the engagement in an arm’s length negotiation. A finder’s fee or other compensation payable by us might be conditioned, in whole or in part, on the consummation of the related acquisition and would likely be a percentage of the fair market value of the transaction, with the percentage to be determined on an arm’s length basis based on market conditions at the time we enter into an agreement with a finder or broker.

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

If we succeed in effecting the Merger or another business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’s competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’s competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Facilities

Our sole office is located at 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814, and is presently provided free of charge by Moorland Lane Partners, LLC, one of our stockholders. We consider our current office space adequate for our current operations.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide risk factors.  However, we have included the following risk factors.

The ownership of shares of our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this Annual Report and other reports filed by us with the SEC prior to considering any investment in us.

The pending merger with Macau is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business.

If the Merger does not occur, it could have a material and adverse affect on our business, results of operations and our stock price. On August 28, 2012, the Company entered into the Merger Agreement with Macau and its shareholders, pursuant to which the Company will merge with and into Macau and the separate corporate existence of the Company will cease and Macau will survive such Merger. Under the terms of the Merger Agreement, each share of the Company’s common stock will convert into the right to receive one-twentieth (1/20th) of a Macau ordinary share and the Macau ordinary shares should continue to be quoted on the Over-The-Counter Bulletin Board and Macau will remain subject to the SEC reporting requirements. However, we expect that Macau will become a foreign private issuer upon the consummation of the Merger. As such, it will be subject to reduced reporting requirements. Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions, the current shareholders of Macau will hold a total of 14,295,836 ordinary shares of Macau, representing approximately 94% of the total number of issued and outstanding shares of Macau. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau upon the closing of the Merger. The Merger is subject to customary closing conditions, including Macau’s Registration Statement on Form F-4 filed with the SEC on September 12, 2012 being declared effective with the SEC.

As a result of the pending Merger, (a) the attention of management has been and will continue to be diverted from finding and developing acquisition candidates; (b) the restrictions and limitations on the conduct of the Company’s business pending the Merger have and will continue to disrupt or otherwise adversely affect its business, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; and (c) the Company’s ability to maintain its efforts to identify, evaluate and select a target business may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (a) the Company’s shareholders will not receive the consideration which Macau has agreed to pay; (b) the Company’s stock price may decline significantly; (c) the Company’s business may have been adversely affected; and (d) the Company will have incurred significant transaction costs.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor included in this report indicates that we are in the development stage, have suffered losses from operations, and have yet to generate cash flow, and that these factors raise substantial doubt about our ability to continue as a going concern. In addition, we have no significant assets or financial resources. We will continue to sustain operating expenses without corresponding revenues, at least until the consummation of the Merger or another business combination. This will result in continued net operating losses that will increase until we can consummate a business combination with a profitable target business. In light of our limited resources, we cannot assure you that we will be able to continue operations, or if the Merger does not become effective, that we will be able to identify a suitable target business or that we will consummate a business combination.

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

We may have insufficient resources to cover our operating expenses and the costs and expenses of consummating the Merger or another business combination.

At July 31, 2011, we had cash on hand of $7,219.00. We do not expect that these funds will be sufficient to cover our operating costs and expenses, including those we will incur in connection with satisfying our reporting obligations under the Exchange Act and consummating the Merger or another business combination. If our financial resources are inadequate to cover our costs and expenses, we will require additional financing and we cannot be certain that such financing will be available to us on acceptable terms, if at all. Our failure to secure funds necessary to cover our costs and expenses would have an adverse affect on our operations and ability to achieve our objective.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company and have not engaged in any revenue generating activities to date. Since we do not have any operating history, you will have no basis upon which to evaluate our ability to achieve our business objective. If the Merger does not become effective, we cannot assure you as to when or if a business combination will occur.

Our future success is dependent on the ability of management to complete a business combination with a target business that operates profitably. The nature of our operations is highly speculative. The future success of our plan of operation will depend entirely on the operations, financial condition and management of Macau or, if the Merger does not become effective, another target business with which we may enter into a business combination. If the Merger does not become effective, management intends to seek to enter into a business combination with another entity having an established, profitable operating history, but we cannot assure you that we will be successful in consummating a business combination with a candidate that meets that criterion In the event we complete the Merger or another business combination, the success of our operations will be dependent upon management of Macau or the other target business and numerous other factors beyond our control.

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

Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business, such as the Merger, will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

If the proposed Merger with Macau is not completed, because of our limited resources and structure, we may not be able to consummate an attractive business combination.

If the proposed Merger with Macau is not completed, we expect to encounter intense competition from other entities with business objectives similar to ours including blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Additionally, our outstanding Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

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

Item 2. Properties.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Following our initial public offering in July 2006, our Series A units, Series B units, common stock, Class B common stock, Class W warrants and Class Z warrants were quoted on the Over-The-Counter Bulletin Board under the symbols IGPAU, IGPBU, IGPAA, IGPAB, IGPAW and IGPAZ, respectively.

Our Class B common stock ceased being quoted on the Over-The-Counter Bulletin Board and was cancelled and converted into a right to receive approximately $5.40 per share from our trust fund on February 17, 2009. As a result of the cancellation of the Class B common stock, our Series B units were mandatorily separated from their associated Class W warrants and then cancelled on February 17, 2009. Our Class W warrants expired and ceased being quoted on the Over-The-Counter Bulletin Board on July 10, 2011. Our Series A units, common stock, and Class Z warrants are now quoted on the Over-The-Counter Bulletin Board under the symbols IGPAU, IGPAA, and IGPAZ, respectively.

The following table sets forth, for the quarterly period indicated below, the quarterly high and low closing sale prices of our securities as reported on the Over-The-Counter Bulletin Board in U.S. dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

			Class Z
	Common Stock		Warrants		Series A Units
	High	Low	High	Low	High	Low
Fiscal year ended July 31, 2011
First Quarter	0.0055	0.02	0.05	0.002	0.001	0.001
Second Quarter	0.02	0.02	0.002	0.002	0.001	0.001
Third Quarter	0.02	0.02	0.002	0.002	0.001	0.001
Fourth Quarter	0.10	0.02	0.002	0.002	0.001	0.001
Fiscal year ended July 31, 2012
First Quarter	0.10	0.10	0.002	0.002	0.001	0.001
Second Quarter	0.10	0.10	0.002	0.002	0.02	0.001
Third Quarter	0.10	0.10	0.50	0.002	0.02	0.02
Fourth Quarter	0.10	0.10	0.01	0.01	0.02	0.02

The trading of our securities, especially our Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the SEC. As of October 26, 2012, there were four (4) stockholders of record of our common stock, nine (9) holders of record of our Class Z warrants, and one (1) holder of record of our Series A units. Such numbers do not include beneficial owners holding shares, units or warrants through nominee names.

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

It is the Company’s belief that the proposed Merger with Macau is in the best interest of its stockholders. The Company’s management has directed a significant amount of time and attention to completing this Merger. On August 28, 2012, Moorland Lane Partners, LLC, which owns approximately 94.2% of the outstanding shares of the Company’s common stock as of the date of the Merger Agreement, executed a written consent approving and adopting the Merger and the Merger Agreement. In the event that the Company is not successful in completing the Merger, our plan is to acquire another target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders. If the Merger does not become effective, our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

Results of Operations

Net loss for the year ended July 31, 2012 increased to $58,358 compared to a net loss for the same prior-year of $39,274.  Net loss for the year ended July 31, 2012 consisted of professional fees of $31,061, Delaware franchise taxes of $1,136 and other general and administrative expenses of $26,161.  Net loss for the year ended July 31, 2011 consisted of professional fees of $38,686, Delaware franchise taxes of $325 and other general and administrative operating expenses of $14,837. The net loss for the year ended July 31, 2011 included other income of $14,574 which was a refund from State of Delaware for over payment of excise taxes for a prior year.

Net income for the period from inception (August 1, 2005) to July 31, 2012 of $1,987,423, consisted of interest income of $3,715,745, offset by professional fees of $919,505, Delaware franchise taxes of $237,137 and other operating expenses of $585,254, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at July 31, 2012, we had $7,219 in cash, current liabilities of $143,666 and working capital deficit of $136,447. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans. We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financing is consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

Item 9A.  Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of July 31, 2012.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and sole director, as of October 29, 2012, are as follows:

Name	Age	Position

Craig Samuels	42	Director, Chief Executive Officer and President
Mitchell Metzman	48	Chief Financial Officer and Secretary

Craig Samuels, 42, has served as the sole member of our board of directors and our Chief Executive Officer and President since June 2010.  Prior to joining the Company, Mr. Samuels was a private investor and entrepreneur specializing in micro-cap investing focusing on emerging markets such as China.  In 2000, Mr. Samuels founded LearningElements, Inc., an early elementary education company that developed innovative, verbally interactive educational software, curriculum supplements, and teacher professional development programs, and served as chief executive officer for the company until its acquisition by Plato Learning, Inc. (Nasdaq: TUTR) in 2002.  Mr. Samuels received an A.B. degree in Psychology from Washington University in 1992 and received a J.D. from the University of Miami in 1995.

Mitchell Metzman, 48, has served as our Chief Financial Officer and Secretary since June 2010.  Prior to joining the Company, Mr. Metzman was a private investor, primarily focusing on small- and micro-cap public companies both domestically and in emerging countries in Asia. From June 1991 through July 2000, Mr. Metzman served as a research analyst and institutional trader for Newby & Company, Inc., a regional brokerage firm in Rockville, MD specialized in both value and growth companies. Mr. Metzman received a B.S. degree in Accounting from the Robert H. Smith School of Business, University of Maryland in 1986. He received his CPA in the state of Maryland in 1990.

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

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. If we are the survivor of a business combination, we intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

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

Board and Committee Meetings

Our board of directors held no meetings during the fiscal year ended July 31, 2012. Written consents were given on three occasions.

Section 16(a) Beneficial; Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Our officers, directors and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We prepare Section 16(a) forms on behalf of our directors and officers based on the information provided by them. Based solely on review of this information, we believe that, during the fiscal year ended July 31, 2012, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership by Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock on October 26, 2012, by (1) each director and named executive officer of our Company, (2) all directors and named executive officers of our Company as a group, and (3) each person known by us to own more than 5% of our common stock. Applicable percentage ownership in the following table is based on 18,250,003 shares of common stock outstanding as of October 26, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after October 26, 2012, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting or investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Unless otherwise indicated, the principal address of each of the persons below is c/o Moorland Land Partners LLC, 4808 Moorland Lane, Suite 109, Bethesda, Maryland 20814.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares

Executive Officers and Directors
Craig Samuels (1)	17,184,903	94.16%
Mitchell Metzman (1)	17,184,903	94.16%
All executive officers and directors as a group (2 persons) (1)	17,184,903	94.16%
Other 5% Stockholders
Moorland Lane Partners, LLC (1)	17,184,903	94.16%

(1)	Based on information contained in a Schedule 13D/A filed by Moorland Lane Partners, LLC (“Moorland”) on March 21, 2011. Includes 17,184,903 shares of common stock owned by Moorland. Each of Messrs Samuels and Metzman is a manager and member of Moorland. Accordingly, each of Messrs Samuels and Metzman may be deemed to beneficially own 17,184,903 shares of common stock and disclaims beneficial ownership of all such shares, except to the extent of their respective pecuniary interest therein.

Changes in Control

If consummated, the Merger will result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

Other than the transactions described below, since August 1, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

The information required by Item 1 of this Form 10-K with respect to the proposed transaction with Macau is incorporated herein by reference.

On July 1, 2010, the Company entered into a promissory note up to an amount not to exceed $50,000 with a shareholder of the Company, with such promissory note maturing on July 1, 2011. This maturity date of this promissory note was extended to March 31, 2012 pursuant to an amendment to promissory note entered into between the Company and such shareholder on August 21, 2012. The note bears interest at a rate of 10% annually and is due and payable on March 31, 2012. The lender has advanced $36,000 against the note as of October 29, 2012.

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

Item 14. Principal Accounting Fees and Services.

Gruber & Company, LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended July 31, 2012 and 2011. Aggregate fees for professional services rendered to us by our independent registered public accounting firm are set forth below:

	2012	2011

Audit Fees (1)	$7,000	$6,500
Audit-Related Fees (2)		—
Tax Fees (3)		—
All Other Fees (4)		—
Total	$7,000	$6,500

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and the review of our interim financial statements.

(2)	Audit-Related Fees consist of fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.”

(3)	Tax Fees consist of fees incurred for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All Other Fees consists of fees incurred for products and services other than Audit Fees, Audit-Related Fees and Tax Fees.

We currently do not have an audit committee. However, our board of directors has approved the services described above.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this report:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms for the fiscal years ended July 31, 2012 and 2011;

Balance sheets as of July 31, 2012 and 2011;

Statements of operations for the years ended July 31, 2012 and 2011;

Statements of cash flows for the years ended July 31, 2012 and 2011;

Statements of shareholders’ equity for the years ended July 31, 2012 and 2011; and

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Israel Growth Partners Acquisition Corp.

We have audited the accompanying balance sheet of Israel Growth Partners Acquisition Corp. (a development stage company) (the “Company”) as of July 31, 2012 and 2011, and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended July 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from August 1, 2005 to July 31, 2008 in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, which were audited by other auditors whose report dated October 31, 2008 which expressed unqualified opinions (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern) have been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from August 1, 2005 (inception) to July 31, 2008 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Israel Growth Partners Acquisition Corp. (a development stage company) as of July 31, 2012, and the results of its operations and cash flows for the year ended July 31, 2012 and for the period from August 1, 2005 (inception) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

September 18, 2012

Israel Growth Partners Acquisition Corp.

Balance Sheets

	As of	As of
	July 31, 2012	July 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$7,219	$24,474

Total assets	$7,219	$24,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$33,166	$31,563
Notes Payable due shareholders & directors (Note 1)	110,500	36,000
Total current liabilities	143,666	67,563

Notes Payable long-term (Note 1)	-	35,000

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
and outstanding
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 18,250,003
shares issued and outstanding	1,825	1,825
at July 31, 2012 and 2011, respectively.
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares issued
and outstanding	-	-
Additional paid-in-capital	1,498,214	1,498,214
Retained earnings (deficit) accumulated in the development stage	(1,636,486)	(1,578,128)

Total stockholders' equity (deficit)	(136,447)	(78,089)

Total liabilities and stockholders' (deficit)	$7,219	$24,474

See Notes to Financial Statements

Israel Growth Partners Acquisition Corp.

Statements of Operations

	For the Year Ended		Period from inception (August 1, 2005) to
	July 31, 2012	July 31, 2011	July 31, 2012
Revenue	$-	$-	$-
Operating expenses:
Professional fees	31,061	38,686	919,505
Delaware franchise tax	1,136	325	237,137
Other general and administrative expenses (Note 4)	26,161	14,837	586,254

Loss from operations	(58,358)	(53,848)	(1,742,896)

Other Income (Note1)	-	14,574	14,574
Interest Income	-	-	3,715,745

Income (loss) before provision for income taxes	(58,358)	(39,274)	1,987,423

Provision for income taxes	-	-	-

Net income (loss) for the period	$(58,358)	$(39,274)	$1,987,423

Accretion of Trust Fund relating to Class B
common stock subject to conversion	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(58,358)	$(39,274)	$1,253,420

Weighted average Class B common shares outstanding
subject to conversion (no Class B common shares
outstanding on October 31, 2009)	-	-

Net income per Class B common share subject to
conversion, basic and diluted	$-	$-

Weighted average number of shares outstanding, basic and diluted	18,250,003	8,606,076

Net income (loss)per share, basic and diluted	$(0.00)	$(0.00)

See Notes to Financial Statements

Israel Growth Partners Acquisition Corp.

Statement of Stockholders’ Equity

	Common Stock		Common Stock, Class B		Additional Paid -In	Deficit accumulated in the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters'
purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock
subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock
subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008
before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since
inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock
subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account
to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(39,274)	(39,274)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, July 31, 2011	18,250,003	$1,825	-	$-	$1,498,214	$(1,578,128)	$(78,089)

Net (Loss) for the period						(58,358)	(58,358)

Balance, July 31, 2012	18,250,003	$1,825	-	$-	$1,498,214	$(1,636,486)	$(136,447)

See Notes to Financial Statements

Israel Growth Partners Acquisition Corp.

Statements of Cash Flows

	For the year ended		Period from inception (August 1, 2005) to

	July 31, 2012	July 31, 2011	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(58,358)	$(39,274)	$1,987,423
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	1,603	4,192	33,166
Net cash used in operating activities	(56,755)	(35,082)	(1,602,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	-	25,392
Proceeds from promissory notes	39,500	35,000	110,500
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	39,500	35,000	53,301,063

Net increase (decrease) in cash and cash equivalents	(17,255)	(82)	7,219

Cash and cash equivalents
Beginning of period	24,474	24,556	-

End of period	$7,219	$24,474	$7,219

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Exercise of cashless common stock warrants (15,784,903 shares)	$-	$315,690	$315,690

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTES TO AUDITED FINANCIAL STATEMENTS

Israel Growth Partners Acquisition Corp

NOTES TO FINANCIAL STATEMENTS

For the Year ended July 31, 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through July 31, 2012 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

On June 30, 2010, the Company issued and sold 1,400,000 shares of common stock (par value of $.0001) at a price of $.01 per share (total proceeds of $14,000) to Moorland Lane Partners, LLC (holder of 57% of the common shares issued and outstanding immediately after the transaction) (“Moorland”). Upon purchase of these shares, the sole director of the company (Richard J. Roth) resigned and was replaced with a designee director of Moorland.

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

On August 21, 2012, the Company and Moorland entered into a Second Amendment to Promissory Note that amended the promissory note issued to Moorland on July 1, 2010 in the original principal amount of $50,000.00, of which $36,000 is outstanding at July 31, 2012. Pursuant to the amendment, the promissory note, which bears interest at the rate of 10% per annum, is due and payable on March 1, 2013.

In January 2012, the Company issued a promissory note to an affiliate of Macau Resources Group Limited (“Macau Resources”) in the original principal amount of $12,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time after December 31, 2012. Effective June 28, 2012, the Company issued a promissory note to the such affiliate of Macau in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time after June 30, 2013.

On March 22, 2012, the Company issued a promissory note in the original principal amount of $12,500.00 to JRP Capital, Inc., a New York corporation (the “Note”). The Note accrues interest at 5% per annum ($625.00 minimum interest due) and is due and payable on demand.

On June 28, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time before June, 30, 2012.

In year ended July 31, 2011, the company received a tax refund from the State of Delaware in the amount of $14,574. This amount was recorded as “other Income” on the Statement of Operations for that year.

Going concern consideration

At July 31, 2012, the Company had $7,219 in cash, current liabilities of $143,666 and working capital deficit of $136,447. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

NET INCOME (LOSS) PER SHARE – Net income (loss) per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through July 31, 2012.

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

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both years ended July 31, 2012 and 2011, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to July 31, 2012. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the years ended July 31, 2012 and 2011. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at July 31, 2012 or 2011.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of July 31, 2012, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of July 31, 2012, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to July 31, 2012, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders were exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At July 31, 2012 there were no Class W Warrants outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 28, 2012, the Company entered into a merger agreement with Macau Resources, under which the Company will merge into Macau Resources and have the shares of the Company converted and exchanged into outstanding shares of capital stock of Macau Resources. In the merger, shareholders of the Company will receive, for each share of the Company’s common stock that they hold, one-twentieth of an ordinary share of Macau Resources. The Macau Resources ordinary shares should continue to be quoted on the Over-The-Counter Bulletin Board, and Macau Resources will remain subject to U.S. Securities and Exchange Commission (the “SEC”) reporting requirements. However, Macau Resources expects that we will become a foreign private issuer following the consummation of the merger. As such, it will be subject to reduced reporting obligations.

Upon the closing of the merger with Macau Resources, the current shareholders of Macau Resources will hold a total of 14,295,836 ordinary shares of Macau Resources, representing approximately 94% of the total number of issued and outstanding shares of Macau Resources. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau Resources.

The Company’s sole director has approved and declared advisable the merger agreement, and has approved the merger with Macau Resources.

Under Delaware law, the approval of holders of a majority of the outstanding shares of the Company’s common stock is required to adopt the merger agreement. On August 28, 2012, Moorland, which owns approximately 94.2% of the outstanding shares of the Company’s common stock as of the date of the merger agreement, executed a written consent approving and adopting the merger and the merger agreement. Under Delaware law, if a shareholder of the Company complies with certain requirements of Delaware law, the Company’s shareholders will have the right to seek an appraisal and to be paid the “fair value” of the shares of the Company’s common stock held by such shareholders, as determined in accordance with Delaware law (exclusive of any element of value arising from the accomplishment or expectation of the merger) instead of the merger consideration. Form F-4 for Macau Resources was filed with the SEC on September 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President
Date: October 29, 2012

Index to Exhibits

Exhibit Number	Description
3.1 (1)	Third Amended and Restated Certificate of Incorporation
3.2 (2)	Bylaws
4.1 (3)	Specimen Series A Unit Certificate
4.2 (2)	Specimen Common Stock Certificate
4.3 (4)	Specimen Class W Warrant Certificate
4.4 (4)	Specimen Class Z Warrant Certificate
4.5 (4)	Unit Purchase Option granted to HCFP/Brenner Securities LLC
4.6 (4)	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant
10.1 (5)	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant
10.2 (6)	Agreement among the Registrant and FI Investment Group, LLC, dated September 12, 2008
10.3 (7)	Merger Agreement among the Registrant, Macau Resources Group Limited and the Members of Macau Resources Group, dated August 28, 2012
23.1*	Consent of Gruber & Company, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.
(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on February 17, 2006.
(4)	Incorporated by reference to an exhibit to Amendment No. 9 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on July 6, 2006.
(5)	Incorporated by reference to an exhibit to Amendment No. 7 to the Registrant’s Registration Statement of Form S-1 filed with the Commission on June 22, 2006.
(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2008.
(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2012.