Form 10-Q
period 2012-10-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2012-12-14
CIK 1335725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

As of December 13, 2012, 18,250,003 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of October 31, 2012 (unaudited) and July 31, 2012 (audited)	3
	Condensed Statement of Operations, for the three months ended October 31, 2012 (unaudited) and 2011 (unaudited), and for the period from August 1, 2005 (inception) to October 31, 2012 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2012 (audited) and the three months ended October 31, 2012 (unaudited)	5
	Condensed Statement of Cash Flows, for the three months ended October 31, 2012 (unaudited) and 2011 (unaudited), for the period from August 1, 2005 (inception) to October 31, 2012 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 6.	Exhibits	16

	SIGNATURES	17

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

Balance Sheets

	As of	As of
	October 31, 2012	July 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,583	$7,219

Total assets	$13,583	$7,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$58,309	$33,166
Notes Payable due shareholders & directors (Note 1)	125,000	110,500
Total current liabilities	183,309	143,666

Notes Payable long-term (Note 1)	-	-

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share, 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $.0001 per share, 80,000,000 shares authorized, 18,250,003 shares issued and outstanding at July 31, 2012 and 2011, respectively.	1,825	1,825
Common stock, Class B, par value $.0001 per share, 12,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in-capital	1,498,214	1,498,214
Retained earnings (deficit) accumulated in the development stage	(1,669,765)	(1,636,486)

Total stockholders' equity (deficit)	(169,726)	(136,447)

Total liabilities and stockholders' (deficit)	$13,583	$7,219

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the three month period ended		Period from inception
	(Unaudited)		(August 1, 2005) to
	October 31, 2012	October 31, 2011	October 31, 2012
Revenue	$-	$-	$-
Operating expenses:
Professional fees	8,991	6,557	928,496
Delaware franchise tax	-	-	237,137
Other general and administrative expenses (Note 4)	24,288	6,604	610,542

Loss from operations	(33,279)	(13,161)	(1,776,175)

Other Income (Note1)	-	-	14,574
Interest Income	-	-	3,715,745

Income (loss) before provision for income taxes	(33,279)	(13,161)	1,954,144

Provision for income taxes	-	-	-

Net income (loss) for the period	$(33,279)	$(13,161)	$1,954,144

Accretion of Trust Fund relating to Class B common stock subject to conversion	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders and common stockholders	$(33,279)	$(13,161)	$1,220,141

Weighted average Class B common shares outstanding subject to conversion (no Class B common shares outstanding on October 31, 2009)	-	-

Net income per Class B common share subject to conversion, basic and diluted	$-	$-

Weighted average number of shares outstanding, basic and diluted	18,250,003	18,250,003

Net income (loss)per share, basic and diluted	$(0.00)	$(0.00)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders’ Equity for the period
from inception (August 1, 2005) to October 31, 2012

						Deficit
					Additional	accumulated in
	Common Stock		Common Stock, Class B		Paid -In	the development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000 Series B Units through public offering net of underwriters' discount and offering expenses and net of proceeds of 10,333,190 allocable to 2,046,176 shares of common stock, Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters' purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock subject to possible conversion					(294,049)		(294,049)

Net income for the period						798,309	798,309

Net income from inception to July 31, 2008 before reclassification of interest earned on trust account						2,192,732	-

Reclassification of interest earned on trust account since inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(39,274)	(39,274)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, July 31, 2011	18,250,003	$1,825	-	$-	$1,498,214	$(1,578,128)	$(78,089)

Net (Loss) for the period						(58,358)	(58,358)

Balance, July 31, 2012 (Audited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,636,486)	$(136,447)

Net (Loss) for the period	-	-	-	-	-	(33,279)	(33,279)

Balance, October 31, 2012 (Unaudited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,669,765)	$(169,726)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the three months ended		Period from inception
	(Unaudited)		(August 1, 2005) to
	October 31, 2012	October 31, 2011	October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(33,279)	$(13,161)	$1,954,144
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	25,143	(7,683)	58,309
Net cash used in operating activities	(8,136)	(20,844)	(1,610,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	-	25,392
Proceeds from promissory notes	14,500	-	125,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units through public offering allocable to shares of common stock, Class B subject to possible conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public offering allocable to stockholders' equity	-	-	42,568,390

Net cash (used in) provided by financing activities	14,500	-	53,315,563

Net increase (decrease) in cash and cash equivalents	6,364	(20,844)	13,583

Cash and cash equivalents
Beginning of period	7,219	24,474	-

End of period	$13,583	$3,630	$13,583

Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202

Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)

Exercise of cashless common stock warrants (15,784,903 shares)	$-	$315,690	$315,690

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended October 31, 2012

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which has operations or facilities located in Israel, or which is a company operating outside of Israel which the Company’s management believes would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through October 31, 2012 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

On June 28, 2012, the Company issued a promissory note to the such affiliate of Macau in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time after June 30, 2013.

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

Upon the closing of the merger with Macau Resources, the current shareholders of Macau Resources will hold a total of 14,295,836 ordinary shares of Macau Resources, representing approximately 94% of the total number of issued and outstanding shares of Macau Resources. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau Resources. Warrants in the Company whether vested or not will be exchanged for ordinary shares in Macau Resources. The Company’s sole director has approved and declared advisable the merger agreement, and has approved the merger with Macau Resources. Expenses associated with the merger will be paid by the incurring party. In the three month period ending October 31, 2012 the company realized $20,147 in costs associated with this merger.

Under Delaware law, the approval of holders of a majority of the outstanding shares of the Company’s common stock is required to adopt the merger agreement. On August 28, 2012, Moorland, which owns approximately 94.2% of the outstanding shares of the Company’s common stock as of the date of the merger agreement, executed a written consent approving and adopting the merger and the merger agreement. Under Delaware law, if a shareholder of the Company complies with certain requirements of Delaware law, the Company’s shareholders will have the right to seek an appraisal and to be paid the “fair value” of the shares of the Company’s common stock held by such shareholders, as determined in accordance with Delaware law (exclusive of any element of value arising from the accomplishment or expectation of the merger) instead of the merger consideration. An Amended Form F-4 for Macau Resources was filed with the SEC on November 27, 2012.

On October 9, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time before June 30, 2012.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2012, included in the Company’s Form 10-K filed on October 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended October 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Going concern consideration

At October 31, 2012, the Company had $13,583 in cash, current liabilities of $183,309 and working capital deficit of $169,726. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

CONCENTRATION OF CREDIT RISK – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintained deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

A basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through October 31, 2012.

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

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three months ended October 31, 2012 and 2011, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to October 31, 2012. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended October 31, 2012 and 2011. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at October 31, 2012 or 2011.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of October 31, 2012, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of October 31, 2012, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to October 31, 2012, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders were exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At October 31, 2012, there were no Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At October 31, 2012, there were 7,800,000 Class Z Warrants outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 28, 2012, the Company entered into a merger agreement with Macau Resources, under which the Company will merge into Macau Resources and have the shares of the Company converted and exchanged into outstanding shares of capital stock of Macau Resources (Reference Note 1). An Amended Form F-4 for Macau Resources was filed with the SEC on November 27, 2012.

On November 11, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $10,000 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time before June 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our annual report on Form 10-K for the year ended July 31, 2012.

This report includes forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements reflect our plans, expectations and beliefs, and involve inherent risks and uncertainties, many of which are beyond our control. You should not place undue reliance on any forward-looking statement, which speaks only as of the date made. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report as well as  in “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K for the year ended July 31, 2012.

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

Results of Operations

Net loss for the three months ended October 31, 2012 increased to $33,279 compared to a net loss for the prior comparable period of $13,161.  Net loss for the three months ended October 31, 2012 consisted of professional fees of $8,991 and other general and administrative operating expenses of $24,288, compared to professional fees of $6,557 and general and administrative expenses of $6,604 for the prior comparable period. In the three month period ended October 31, 2012, the Company realized $20,147 in costs associated with the Merger.

Net income for the period from inception (August 1, 2005) to October 31, 2012 of $1,954,144, consisted of interest income of $3,715,745, offset by professional fees of $928,496, Delaware franchise taxes of $237,137 and other operating expenses of $610,542, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at October 31, 2012, we had $13,583 in cash and cash equivalents, current liabilities of $183,309 and working capital deficit of $169,726. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our officers to allow timely decisions regarding required disclosure.

As of October 31, 2012, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the knowledge of our officers and directors, we are not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors

“Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended July 31, 2012 includes a discussion of our risk factors.  There have been no material changes to risk factors as previously disclosed in our annual report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2012.

Item 5.  Other Information

On November 11, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $10,000 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time before June 30, 2013.

Item 6.  Exhibits

Exhibit
Number	Exhibit
3.1(1)	Third Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

10.1*	Promissory Note, effective October 9, 2012, between the Company and Hung Lei.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.

(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

Date: December 14, 2012	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
10.1	Promissory Note, effective October 9, 2012, between the Company and Hung Lei.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.