Form 10-Q
period 2013-01-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2013-03-19
CIK 1335725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of March 15, 2013, 18,250,003 shares of common stock, par value $0.0001 per share, of the registrant were outstanding.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Balance Sheets as of January 31, 2013 (unaudited) and July 31, 2012 (audited)	3
	Condensed Statement of Operations, for the three months ended January 31, 2013 (unaudited) and 2012 (unaudited), for the six months ended January 31, 2013 (unaudited) and 2012 (unaudited), and for the period from August 1, 2005 (inception) to January 31, 2013 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2012 (audited) and July 31, 2012 to January 31, 2013 (unaudited)	5
	Condensed Statement of Cash Flows, for the six months ended January 31, 2013 (unaudited) and 2012 (unaudited), and for the period from August 1, 2005 (inception) to January 31, 2013 (unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 6.	Exhibits	17

	SIGNATURES	18

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

[To be inserted from Excel file — “Balance Sheet” tab]

See Notes to Unaudited Condensed Financial Statements

3

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

[To be inserted from Excel file — “Income Statement” tab (but do not insert hidden columns)]

See Notes to Unaudited Condensed Financial Statements

4

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders’ Equity

[To be inserted from Excel file — “Shareholders Equity” tab]

See Notes to Unaudited Condensed Financial Statements

5

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

[To be inserted from Excel file — “Cash Flows” tab]

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the six months ended January 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Israel Growth Partners Acquisition Corp. (the “Company”) was incorporated in Delaware on August 1, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a then unidentified operating business which had operations or facilities located in Israel, or which was a company operating outside of Israel which the Company’s management believed would benefit from establishing operations or facilities in Israel (a “Target Business”). All activity from inception (August 1, 2005) through January 31, 2013 related to the Company’s formation and capital raising activities. The Company has selected July 31 as its year end.

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

On December 27, 2010, the Company issued a promissory note in the original principal amount of $35,000 to Moorland. The promissory note bears interest at the rate of 6% per annum and is due and payable on December 27, 2012. In consideration of the issuance of the promissory note, the Company issued a warrant to purchase 16,000,000 shares of the Company’s common stock to Moorland at an exercise price of $.02 per share. On March 10, 2011, Moorland exercised the warrant on a cashless basis, and as a result of such exercise, received 15,784,903 shares of the Company’s common stock. The remaining 215,097 shares were withheld by the Company in consideration for the exercise of the warrant. On December 27, 2012, this promissory note was amended to extend the maturity date to June 30, 2013.

On August 21, 2012, the Company and Moorland entered into a Second Amendment to Promissory Note that amended the promissory note issued to Moorland on July 1, 2010 in the original principal amount of $50,000.00, of which $36,000 is outstanding at January 31, 2013. Pursuant to the amendment, the maturity date of this promissory note, which bears interest at the rate of 10% per annum, was extended to March 1, 2013. On December 27, 2012, this promissory note was further amended to extend the maturity date to June 30, 2013.

On January 20, 2012, the Company issued a promissory note to an affiliate of Macau Resources Group Limited (“Macau Resources”) in the original principal amount of $12,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after January 1, 2013.

On March 22, 2012, the Company issued a promissory note in the original principal amount of $12,500.00 to JRP Capital, Inc., a New York corporation (the “Note”). The Note accrues interest at 5% per annum ($625.00 minimum interest due) and is due and payable on demand.

On June 28, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after June 30, 2013.

In year ended July 31, 2011, the company received a tax refund from the State of Delaware in the amount of $14,574. This amount was recorded as “other Income” on the Statement of Operations for that year.

On August 28, 2012, the Company entered into a merger agreement with Macau Resources (as amended, the “Merger Agreement”), under which the Company will merge into Macau Resources and have the shares of the Company converted and exchanged into outstanding shares of capital stock of Macau Resources. In the merger, shareholders of the Company will receive, for each share of the Company’s common stock that they hold, one-twentieth of an ordinary share of Macau Resources. The Macau Resources ordinary shares should continue to be quoted on the Over-The-Counter Bulletin Board, and Macau Resources will remain subject to U.S. Securities and Exchange Commission (the “SEC”) reporting requirements. However, Macau Resources expects that we will become a foreign private issuer following the consummation of the merger. As such, it will be subject to reduced reporting obligations. On January 8, 2013, the Company and Macau Resources entered into Amendment No. 1 to Merger Agreement pursuant to which, among other things, the Merger Agreement was amended to require approval of the holders of a majority of the outstanding shares of common stock of the Company as a condition to the Company’s obligations to consummate the transactions contemplated by the Merger Agreement, and the termination date set forth in the Merger Agreement was amended from December 31, 2012 to March 31, 2013.

Upon the closing of the merger with Macau Resources, the current shareholders of Macau Resources will hold a total of 14,295,836 ordinary shares of Macau Resources, representing approximately 94% of the total number of issued and outstanding shares of Macau Resources. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau Resources. Warrants in the Company whether vested or not will be exchanged for ordinary shares in Macau Resources. The Company’s sole director has approved and declared advisable the Merger Agreement, and has approved the merger with Macau Resources. Expenses associated with the merger will be paid by the incurring party. In the three month period ending January 31, 2013 the Company did not realize any costs associated with this merger.

Under Delaware law, the approval of holders of a majority of the outstanding shares of the Company’s common stock is required to adopt the Merger Agreement. On August 28, 2012, Moorland, which owns approximately 94.2% of the outstanding shares of the Company’s common stock as of the date of the Merger Agreement, executed a written consent approving and adopting the merger and the Merger Agreement. Effective December 24, 2012, Moorland withdrew and revoked such written consent and, accordingly, neither the Merger Agreement nor the merger have been adopted or approved by the stockholders of the Company as of the date hereof. Under Delaware law, if a shareholder of the Company complies with certain requirements of Delaware law, the Company’s shareholders will have the right to seek an appraisal and to be paid the “fair value” of the shares of the Company’s common stock held by such shareholders, as determined in accordance with Delaware law (exclusive of any element of value arising from the accomplishment or expectation of the merger) instead of the merger consideration. An Amended Form F-4 for Macau Resources was filed with the SEC on November 27, 2012.

On October 9, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $14,500 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after June 30, 2013.

On November 11, 2012, the Company issued a promissory note to a non-affiliate in the original principal amount of $10,000 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after June 30, 2013.

In the three month period ended January 31, 2013 the company realized $3,906 in general and administrative expense reversal as a result of negotiating a reduction in previously recorded accounts payable.with one vendor.

On February 25, 2013, the Company issued a promissory note to a non-affiliate in the original principal amount of $10,000 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after June 30, 2013. (Reference Note 7)

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended July 31, 2012, included in the Company’s Form 10-K filed on October 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Going concern consideration

At January 31, 2013, the Company had $2,767 in cash, current liabilities of $176,087 and working capital deficit of $173,320. Further, the Company has incurred and expects to continue to incur costs in pursuit of its acquisition plans. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated. There is no assurance that the Company’s plans to raise capital or to consummate a transaction will be successful.

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

A basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Basic net income per share is calculated by dividing net income attributable to (1) common and Class B stockholders and (2) Class B common stockholders subject to possible conversion by their weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock and the UPO are antidilutive, as their exercise prices are greater than the average market price of common stock during the period, they have been excluded from the Company’s computation of net income per share. Therefore, basic and diluted income per share were the same for the period from inception (August 1, 2005) through January 31, 2013.

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

NOTE 4 – COMMITMENTS

Administrative Services

Commencing on July 11, 2006, the effective date of the Offering, the Company was obligated to pay an affiliate of the Company’s chief financial officer, $7,500 per month for office, secretarial and administrative services. An amount of $0 for both the three months ended January 31, 2013 and 2012, respectively, is included in general and administrative expenses on the accompanying statements of operations and $202,984 for period from Inception (August 1, 2005) to January 31, 2013. The administrative service agreement was terminated on October 18, 2008.

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

Solicitation Services

The Company had engaged HCFP, on a non-exclusive basis, to act as its agent for the solicitation of the exercise of the Company’s Class W Warrants and Class Z Warrants. In consideration for solicitation services, the Company would have paid HCFP a commission equal to 5% of the exercise price for each Class W Warrant and Class Z Warrant exercised after July 10, 2007 if the exercise is solicited by HCFP. No solicitation services were provided during the three months ended January 31, 2013 and 2012. The agreement has been terminated.

NOTE 5 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors. No preferred shares were issued and outstanding at January 31, 2013 or 2012.

Common Stock and Class B Common Stock

The Company is authorized to issue 80,000,000 shares of common stock. As of January 31, 2013, there are 18,250,003 shares of the Company’s common stock issued and outstanding. As of January 31, 2013, there are 29,782,097 authorized but unissued shares of the Company’s common stock available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class Z Warrants.

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

Prior to entering into to the registration rights agreement and the letter agreement on January 31, 2006, the Company accounted for the Class W and Class Z Warrants issued to the initial security holders as liabilities in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Accordingly, the Company recorded the fair value of the warrants of $247,500 as a non-current liability on its balance sheet from the date of issuance through January 31, 2006. As a result of entering into the registration rights agreement, the warrants no longer are accounted for as liabilities and are classified in stockholder’s equity. For the period from inception (August 1, 2005) to January 31, 2013, no income (loss) was recorded related to recording the derivative to market value as there was no change in the fair value of such securities. The Company determined the fair value of the Class W and Class Z Warrants issued in August 2005 based on the aggregate purchase price paid to the Company of $247,500, or $0.05 per Warrant.

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

Each Class W Warrant issued in the Offering and to the initial security holders were exercisable with cash for one share of common stock. Except as set forth below, the Class W Warrants entitled the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2011. At January 31, 2013, there were no Class W Warrants outstanding.

Each Class Z Warrant issued in the Offering and to the initial security holders is exercisable with cash for one share of common stock. Except as set forth below, the Class Z warrants entitle the holder to purchase shares at $5.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events for a period commencing on the later of: (a) completion of the Business Combination and (b) July 10, 2007 and ending July 10, 2013. At January 31, 2013, there were 7,800,000 Class Z Warrants outstanding.

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

On December 27, 2010, the Company issued a promissory note in the original principal amount of $35,000 to Moorland. In consideration of the issuance of the promissory note, the Company issued a warrant to purchase 16,000,000 shares of the Company’s common stock to Moorland at an exercise price of $.02 per share. On March 10, 2011, Moorland exercised the warrant on a cashless basis, and as a result of such exercise, received 15,784,903 shares of the Company’s common stock. On December 27, 2012, this promissory note was amended to extend the maturity date to June 30, 2013.

Underwriter Purchase Option

In connection with the Offering, the Company issued to certain of the underwriters the UPO for $100 to purchase up to 25,000 Series A Units at an exercise price of $14.025 per unit and/or up to 230,000 Series B Units at an exercise price of $16.665 per unit. The UPO expired in the calendar year ended December 31, 2011.

NOTE 7 – SUBSEQUENT EVENTS

On August 28, 2012, the Company entered into a merger agreement with Macau Resources, under which the Company will merge into Macau Resources and have the shares of the Company converted and exchanged into outstanding shares of capital stock of Macau Resources (Reference Note 1). An Amended Form F-4 for Macau Resources was filed with the SEC on November 27, 2012. On January 8, 2013, the Company and Macau Resources entered into Amendment No. 1 to Merger Agreement pursuant to which, among other things, the Merger Agreement was amended to require approval of the holders of a majority of the outstanding shares of common stock of the Company as a condition to the Company’s obligations to consummate the transactions contemplated by the Merger Agreement, and the termination date set forth in the Merger Agreement was amended from December 31, 2012 to March 31, 2013.

The Company and Moorland entered into an Amendment to Promissory Notes effective as of December 27, 2012, pursuant to which the maturity dates of the promissory notes issued by the Company to Moorland on December 27, 2010 and July 1, 2010, respectively, were each extended to June 30, 2013.

On February 25, 2013, the Company issued a promissory note to a non-affiliate in the original principal amount of $10,000 to help meet the ongoing working capital needs of the Company. The promissory note bears interest at a rate of 2% per annum and is payable upon the lender’s request any time on or after June 30, 2013.

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

Our current plan is to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We seek a business that is profitable, has positive cash flow, has significant growth potential, and which can benefit from (i) the advantages which typically accrue to a public company, such as greater visibility, greater ability to finance growth through acquisition, and greater ability to attract talent by offering incentive and contingent compensation, and (ii) the strategic, financial and operational expertise and experience our management can offer on an ongoing basis. To that end, on August 28, 2012, the Company entered into a Merger Agreement (as amended, the “Merger Agreement”) with Macau Resources Group Limited, a British Virgin Islands company (“Macau”) and the shareholders of Macau, pursuant to which the Company will merge with and into Macau and the separate corporate existence of the Company will cease and Macau will survive such merger (the “Merger”). On January 8, 2013, the Company and Macau entered into Amendment No. 1 to Merger Agreement pursuant to which, among other things, the Merger Agreement was amended to require approval of the holders of a majority of the outstanding shares of common stock of the Company as a condition to the Company’s obligations to consummate the transactions contemplated by the Original Merger Agreement, and the termination date set forth in the Merger Agreement was amended from December 31, 2012 to March 31, 2013. Under the terms of the Merger Agreement, each share of the Company’s common stock will convert into the right to receive one-twentieth (1/20th) of a Macau ordinary share and the Macau ordinary shares should continue to be quoted on the Over-The-Counter Bulletin Board and Macau will remain subject to the United States Securities and Exchange Commission (“SEC”) reporting requirements. However, we expect that Macau will become a foreign private issuer upon the consummation of the Merger. As such, it will be subject to reduced reporting requirements. Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions, the current shareholders of Macau will hold a total of 14,295,836 ordinary shares of Macau, representing approximately 94% of the total number of issued and outstanding shares of Macau. Current stockholders of the Company will own approximately 6% of the total number of issued and outstanding shares of Macau upon the closing of the Merger. The Merger is subject to customary closing conditions, including Macau’s Registration Statement on Form F-4 filed with the SEC on September 12, 2012 being declared effective with the SEC. It is the Company’s belief that the proposed Merger with Macau is in the best interest of its stockholders. The Company’s management has directed a significant amount of time and attention to completing this Merger. On August 28, 2012, Moorland Lane Partners, LLC (“Moorland”), which owns approximately 94.2% of the outstanding shares of the Company’s common stock as of the date of the Merger Agreement, executed a written consent approving and adopting the Merger and the Merger Agreement. Effective December 24, 2012, Moorland withdrew and revoked such written consent and, accordingly, neither the Merger Agreement nor the merger have been adopted or approved by the stockholders of the Company as of the date hereof. In the event that the Company is not successful in completing the Merger, our plan is to acquire another target company or business seeking the perceived advantages of being a publicly held corporation. Our current business consists solely of identifying, researching and negotiating the purchase of a business management deems to be in the best interest of our shareholders. If the Merger does not become effective, our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We cannot assure you that we will be able to locate an appropriate target business or that we will be able to engage in a business combination with a target business on favorable terms.

Results of Operations

Net loss for the three months ended January 31, 2013 decreased to $3,594 compared to a net loss for the prior comparable period of $14,112.  Net loss for the three months ended January 31, 2013 consisted of professional fees of $7,500 offset by a credit for other general and administrative operating expenses of $3,906, compared to professional fees of $7,250, Delaware franchise taxes of $100, and general and administrative expenses of $6,762 for the prior comparable period. In the three month period ended January 31, 2013, the Company did not realize any costs associated with the Merger.

Net income for the period from inception (August 1, 2005) to January 31, 2013 of $1,950,550, consisted of interest income of $3,715,745, offset by professional fees of $935,996, Delaware franchise taxes of $237,137 and other operating expenses of $606,636, which includes a monthly administrative services agreement with an affiliate, and insurance and travel expenses.

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

As indicated in the accompanying financial statements, at January 31, 2013, we had $2,767 in cash and cash equivalents, current liabilities of $176,087 and working capital deficit of $173,320. At January 31, 2013, the aggregate principal balance of all short-term promissory notes issued by the Company was $135,000. Further, we have incurred and expect to continue to incur costs in pursuit of acquisition plans.  We believe that we will need to raise capital to fund ongoing operations, and we may be unable to continue operations unless further financings are consummated. Costs for ongoing operations are anticipated to include the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business. There is no assurance that our plans to raise capital or to consummate a transaction will be successful.

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

As of January 31, 2013, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 5. Other Information

The Company and Moorland Lane Partners, LLC entered into an Amendment to Promissory Notes effective as of December 27, 2012, pursuant to which the maturity dates of the promissory notes issued by the Company to Moorland Lane Partners, LLC on December 27, 2010 and July 1, 2010, respectively, were each extended to June 30, 2013.

Item 6.  Exhibits

Exhibit
Number	Exhibit
3.1(1)	Third Amended and Restated Certificate of Incorporation.

3.2(2)	Bylaws.

10.1*	Amendment to Promissory Notes, effective December 27, 2012, between the Company and Moorland Lane Partners, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 19, 2009.

(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement of Form S-1 filed with the Commission on September 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ISRAEL GROWTH PARTNERS ACQUISITION CORP.

Date: March 18, 2013	By:	/s/ Craig Samuels
Craig Samuels
Director, Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit
Number	Exhibit
10.1*	Amendment to Promissory Notes, effective December 27, 2012, between the Company and Moorland Lane Partners, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.