Form 10-Q/A
period 2013-01-31
ISRAEL GROWTH PARTNERS ACQUISITION CORP.
filed 2013-03-20
CIK 1335725

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Israel Growth Partners Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, originally filed with the Securities and Exchange Commission on March 19, 2013 (the “Form 10-Q”), is solely to incorporate portions of the financial statements which were inadvertently omitted from the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

TABLE OF CONTENTS

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Condensed Balance Sheets as of January 31, 2013 (unaudited) and July 31, 2012 (audited)	4
	Condensed Statement of Operations, for the three months ended January 31, 2013 (unaudited) and 2012 (unaudited), for the six months ended January 31, 2013 (unaudited) and 2012 (unaudited), and for the period from August 1, 2005 (inception) to January 31, 2013 (unaudited)	5
	Condensed Statement of Stockholders’ Equity for the period from inception (August 1, 2005) to July 31, 2012 (audited) and July 31, 2012 to January 31, 2013 (unaudited)	6
	Condensed Statement of Cash Flows, for the six months ended January 31, 2013 (unaudited) and 2012 (unaudited), and for the period from August 1, 2005 (inception) to January 31, 2013 (unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 6.	Exhibits	18

	SIGNATURES	19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Balance Sheets

Balance Sheets
	As of	As of
	January 31, 2013	July 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,767	$7,219

Total assets	$2,767	$7,219

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$41,087	$33,166
Notes Payable due shareholders & directors (Note 1)	135,000	110,500
Total current liabilities	176,087	143,666

Notes Payable long-term (Note 1)	-	-

Commitments (Note 4)

Stockholders' Equity (Deficit) (Notes 2, 4 and 5)

Preferred stock, par value $.0001 per share,
5,000 shares authorized, 0 shares issued	-	-
and outstanding
Common stock, par value $.0001 per share,
80,000,000 shares authorized, 18,250,003
shares issued and outstanding
at January 31, 2013 and July 31, 2012, respectively.	1,825	1,825
Common stock, Class B, par value $.0001 per share,
12,000,000 shares authorized, 0 shares issued
and outstanding	-	-
Additional paid-in-capital	1,498,214	1,498,214
Retained earnings (deficit) accumulated in the development stage	(1,673,359)	(1,636,486)

Total stockholders' equity (deficit)	(173,320)	(136,447)

Total liabilities and stockholders' (deficit)	$2,767	$7,219

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Operations

	For the three month period ended		For the six month period ended		Period from inception (August 1,
	(Unaudited)		(Unaudited)		2005) to
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012	January 31, 2013
Revenue	$-	$-	$-	$-	$-
Operating expenses:
Professional fees	7,500	7,250	16,491	13,806	935,996
Delaware franchise tax	-	100	-	100	237,137
Other general and administrative expenses (Note 4)	(3,906)	6,762	20,382	13,551	606,636

Loss from operations	(3,594)	(14,112)	(36,873)	(27,457)	(1,779,769)

Other Income (Note 1)	-	-	-	-	14,574
Interest Income	-	-	-	-	3,715,745

Income (loss) before provision for income taxes	(3,594)	(14,112)	(36,873)	(27,457)	1,950,550

Provision for income taxes	-	-	-	-	-

Net income (loss) for the period	$(3,594)	$(14,112)	$(36,873)	$(27,457)	$1,950,550

Accretion of Trust Fund relating to Class B
common stock subject to conversion	-	-	-	-	(734,003)

Net income (loss) attributable to other Class B stockholders
and common stockholders	$(3,594)	$(14,112)	$(36,873)	$(27,457)	$1,216,547

Weighted average Class B common shares outstanding
subject to conversion (no Class B common shares
outstanding on October 31, 2009)	-	-	-	-

Net income per Class B common share subject to
conversion, basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding, basic and diluted	18,250,003	18,250,003	18,250,003	18,250,003

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Stockholders’ Equity

						Deficit
						accumulated
					Additional	in the
	Common Stock		Common Stock, Class B		Paid-In	development
	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance, August 1, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Common Stock to initial
stockholder	100	-	-	-	500	-	500

Issuance of 4,950,000 Warrants
at $0.05 Per Warrant	-	-	-	-	247,500	-	247,500

Sale of 532,500 Series A Units, 5,118,000
Series B Units through public offering
net of underwriters' discount and offering
expenses and net of proceeds of 10,333,190
allocable to 2,046,176 shares of common stock,
Class B subject to possible conversion	1,065,000	107	8,189,824	819	42,567,464	-	42,568,390

Proceeds from sale of underwriters'
purchase option	-	-	-	-	100		100

Accretion relating to Class B common stock
subject to possible conversion					(5,853)		(5,853)

Net loss for the period	-	-	-	-	-	(84,852)	(84,852)

Balance, July 31, 2006	1,065,100	$107	8,189,824	$819	$42,809,711	$(84,852)	$42,725,785

Accretion relating to Class B common stock
subject to possible conversion					(369,496)		(369,496)

Net income for the period						1,479,275	1,479,275

Balance, July 31, 2007	1,065,100	$107	8,189,824	$819	$42,440,215	$1,394,423	$43,835,564

Accretion relating to Class B common stock
subject to possible conversion					(294,049)		(294,049)
Net income for the period						798,309	798,309
Net income from inception to July 31, 2008
before reclassification of interest earned on trust account						2,192,732	-
Reclassification of interest earned on trust account since
inception to additional paid-in capital					3,319,382	(3,319,382)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(44,014,447)	-	(44,014,447)
Proceeds from sale by beneficial owner of Class B stock					7,343		7,343

Balance, July 31, 2008	1,065,100	$107	8,189,824	$819	$1,458,444	$(1,126,650)	$332,720

Accretion relating to Class B common stock
subject to possible conversion					(64,605)		(64,605)
Reclassification of interest earned on trust account
to additional paid-in capital					304,527	(304,527)	-
Reclassification of Class B common stock value
subject to redemption to current liability					(238,645)		(238,645)
Cancellation of B Common Stock			(8,189,824)	(819)	819		-
Net (Loss) for the period						(66,898)	(66,898)
Balance, July 31, 2009	1,065,100	$107	-	$-	$1,460,540	$(1,498,075)	$(37,428)

Capital contribution by shareholders					25,392		25,392
Proceeds from the sale of common shares on June 30, 2010	1,400,000	140			13,860		14,000
Net (Loss) for the period						(40,779)	(40,779)

Balance, July 31, 2010	2,465,100	$247	-	$-	$1,499,792	$(1,538,854)	$(38,815)

Net (Loss) for the period						(39,274)	(39,274)
Exercise of cashless common stock warrants (Note 1)	15,784,903	1,578			(1,578)		-

Balance, July 31, 2011	18,250,003	$1,825	-	$-	$1,498,214	$(1,578,128)	$(78,089)

Net (Loss) for the period						(58,358)	(58,358)

Balance, July 31, 2012 (Audited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,636,486)	$(136,447)

Net (Loss) for the period	-	-	-	-	-	(36,873)	(36,873)

Balance, January 31, 2013 (Unaudited)	18,250,003	$1,825	-	$-	$1,498,214	$(1,673,359)	$(173,320)

See Notes to Unaudited Condensed Financial Statements

Israel Growth Partners Acquisition Corp.
Condensed Statement of Cash Flows

	For the six months ended		Period from inception
	(Unaudited)		(August 1, 2005) to
	January 31, 2013	January 31, 2012	January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(36,873)	$(27,457)	$1,950,550
Adjustments to reconcile net income to net cash used in operating activities:
Gain on maturity of Securities held in Trust Fund	-	-	(3,622,633)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable in trust	-	-	-
Decrease (Increase) in prepaid expenses	-	-	-
(Decrease) Increase in accrued expenses	7,921	(7,665)	41,087
Net cash used in operating activities	(28,952)	(35,122)	(1,630,996)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Securities held in trust	-	-	(1,665,222,246)
Maturity of Securities held in trust	-	-	1,613,530,446
Net cash used in investing activities	-	-	(51,691,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholder	-	-	500
Proceeds from issuance of warrants	-	-	247,500
Proceeds from advances from shareholders	-	-	25,392
Proceeds from promissory notes	24,500	12,500	135,000
Proceeds from the issuance of common stock	-	-	14,000
Proceeds from sale of underwriters' purchase option	-	-	100
Portion of net proceeds from sale of Series B units
through public offering allocable to shares of
common stock, Class B subject to possible
conversion	-	-	10,327,338
Proceeds from sale by beneficial owner of Class B stock	-	-	7,343
Net proceeds from sale of Series A and B units through public
offering allocable to stockholders' equity	-	-	42,568,390
Net cash (used in) provided by financing activities	24,500	12,500	53,325,563
Net increase (decrease) in cash and cash equivalents	(4,452)	(22,622)	2,767
Cash and cash equivalents
Beginning of period	7,219	24,474	-
End of period	$2,767	$1,852	$2,767
Supplemental disclosure of non-cash financing activities:
Fair value of underwriter purchase option included in offering costs	$-	$-	$641,202
Accretion of Trust Fund relating to Class B common stock subject to possible coversion	$-	$-	$(735,003)
Exercise of cashless common stock warrants (15,784,903 shares)	$-	$315,690	$315,690

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

In the three month period ended January 31, 2013 the company realized $3,906 in general and administrative expense reversal as a result of negotiating a reduction in previously recorded accounts payable with one vendor.

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